Form 10-Q
period 1995-04-29
WALKER B B CO
filed 1995-06-09
CIK 104218

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE SECOND QUARTER ENDED APRIL 29, 1995


                       Commission File Number 0-934



                           B. B. WALKER COMPANY
            (Exact name of registrant as specified in its charter)



           North Carolina                                    56-0581797
  -------------------------------                         ----------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


  414 East Dixie Drive, Asheboro, NC                            27203
- - -----------------------------------------------               ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:        (910) 625-1380




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

On May 15, 1995, 1,726,556 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

FINANCIAL STATEMENTS

                       B.B. WALKER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                   (Unaudited)
                                                     April 29,     October 29,
            Assets                                     1995           1994
           --------                                 -----------    -----------
Cash                                                $        1     $        1
Accounts receivable, less allowance for doubtful
  accounts of $847 in 1995 and $778 in 1994             11,361         13,736
Inventories                                             17,431         15,403
Prepaid expenses                                           121            240
Income tax recovery receivable                             576           -
Deferred income tax benefit, current                       898            884
                                                    -----------    -----------
    Total current assets                                30,388         30,264

Property, plant and equipment, net of accumulated
  depreciation and amortization of $5,448 in 1995
  and $5,115 in 1994                                     3,274          3,593
Deferred income tax benefit, long-term                      65             80
Other assets                                                94             79
                                                    -----------    -----------
                                                    $   33,821     $   34,016
                                                    ===========    ===========

      Liabilities and Shareholders' Equity
      ------------------------------------

Borrowings under finance agreement                  $   12,432     $   12,890
Current portion of long-term obligations                   801            500
Accounts payable, trade                                  6,743          5,489
Accrued salaries, wages and bonuses                        466            678
Other accounts payable and accrued liabilities           1,090            916
Income taxes payable                                      -                37
                                                    -----------    -----------
    Total current liabilities                           21,532         20,510
                                                    -----------    -----------

Long-term obligations, net of current portion            3,520          2,996
Short-term debt to be refinanced                          -               696
Minority interests in consolidated subsidiary               34             34

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 1995 and 1994                        83             83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,726,556 shares in 1995 and
    1,743,520 shares in 1994 issued and outstanding      1,727          1,744
  Capital in excess of par value                         2,724          2,842
  Retained earnings                                      4,348          5,408
  Shareholders' loans                                     (147)          (297)
                                                    -----------    -----------
    Total shareholders' equity                           8,735          9,780
                                                    -----------    -----------
                                                    $   33,821     $   34,016
                                                    ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                           (Unaudited)
                                                       Second Quarter Ended
                                                    --------------------------
                                                     April 29,      April 30,
                                                       1995           1994
                                                    -----------    -----------
Net sales                                           $   10,717     $   12,872
Interest and other income                                   22             18
                                                    -----------    -----------
    Total revenues                                      10,739         12,890
                                                    -----------    -----------

Cost of products sold                                    8,364          8,986
Selling and administrative expenses                      2,896          3,041
Depreciation and amortization                              168            145
Interest expense                                           393            231
                                                    -----------    -----------
    Total costs and expenses                            11,821         12,403
                                                    -----------    -----------

Income (loss) before income taxes and
  minority interest                                     (1,082)           487

Provision for (recovery of) income taxes                  (394)           174
Minority interest                                          -              -
                                                    -----------    -----------

    Net income (loss)                                     (688)           313

Retained earnings at beginning of period                 5,038          5,257
Dividends on common stock                                  -               (4)
Dividends on preferred stock                                (2)            (2)
                                                    -----------    -----------

Retained earnings at end of period                  $    4,348     $    5,564
                                                    ===========    ===========

Net income (loss) per share:

      Primary                                       $     (.40)    $      .17
                                                    ===========    ===========
      Fully diluted                                 $     (.40)    $      .17
                                                    ===========    ===========

Weighted average common shares outstanding:

      Primary                                            1,730          1,791
                                                    ===========    ===========
      Fully diluted                                      1,730          1,793
                                                    ===========    ===========


                                                          (Unaudited)
                                                         Six Months Ended
                                                    --------------------------
                                                     April 29,      April 30,
                                                       1995           1994
                                                    -----------    -----------
Net sales                                           $   21,163     $   25,824
Interest and other income                                   44             29
                                                    -----------    -----------
    Total revenues                                      21,207         25,853
                                                    -----------    -----------

Cost of products sold                                   16,083         18,259
Selling and administrative expenses                      5,691          5,845
Depreciation and amortization                              333            268
Interest expense                                           765            478
                                                    -----------    -----------
    Total costs and expenses                            22,872         24,850
                                                    -----------    -----------

Income (loss) before income taxes and
  minority interest                                     (1,665)         1,003

Provision for (recovery of) income taxes                  (609)           375
Minority interest                                            1              1
                                                    -----------    -----------

    Net income (loss)                                   (1,057)           627

Retained earnings at beginning of period                 5,408          5,071
Dividends on common stock                                  -             (131)
Dividends on preferred stock                                (3)            (3)
                                                    -----------    -----------

Retained earnings at end of period                  $    4,348     $    5,564
                                                    ===========    ===========

Net income (loss) per share:

      Primary                                       $     (.61)    $      .35
                                                    ===========    ===========
      Fully diluted                                 $     (.61)    $      .35
                                                    ===========    ===========

Weighted average common shares outstanding:

      Primary                                            1,739          1,782
                                                    ===========    ===========
      Fully diluted                                      1,739          1,786
                                                    ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      B.B. WALKER COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                           (Unaudited)
                                                         Six Months Ended
                                                    --------------------------
                                                     April 29,      April 30,
                                                       1995           1994
                                                    -----------    -----------
Cash Flows From Operating Activities:
  Net income                                        $   (1,057)    $      627
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                          333            268
    Gain on sale of fixed assets                            (1)           -
    Deferred income taxes                                    1             25
    (Increase) decrease in:
      Accounts receivable, net                           2,375          1,998
      Inventories                                       (2,028)        (2,596)
      Prepaid expenses                                     119            (34)
      Other assets                                         (15)            43
    Increase (decrease) in:
      Accounts payable, trade                            1,254            697
      Accrued salaries, wages and bonuses                 (212)          (127)
      Other accounts payable and accrued liabilities       174           (608)
      Income taxes payable                                (613)          (343)
                                                    -----------    -----------
  Net cash provided by (used for)
    operating activities                                   330            (50)
                                                    -----------    -----------

Cash Flows From Investing Activities:
  Capital expenditures                                     (14)          (747)
  Proceeds from disposal of property, plant
    and equipment                                            1            -
                                                    -----------    -----------
  Net cash used for investing activities                   (13)          (747)
                                                    -----------    -----------

Cash Flows From Financing Activities:
  Net borrowing under finance agreement                   (458)         1,304
  Proceeds from issuance of long-term obligations          941            -
  Payment on long-term obligations                        (812)          (441)
  Repurchase of common stock                              (135)            (2)
  Proceeds from issuance of common stock                   -               68
  Loans to shareholders, net of repayments                 150              2
  Dividends paid on common stock                           -             (131)
  Dividends paid on 7% cumulative preferred stock           (3)            (3)
                                                    -----------    -----------
  Net cash provided by (used for)
    financing activities                                  (317)           797
                                                    -----------    -----------
Net change in cash                                         -              -
Cash at beginning of year                                    1              1
                                                    -----------    -----------
Cash at end of second quarter                       $        1     $        1
                                                    ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                   Notes To Consolidated Financial Statements

Note 1
- - ------
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the financial results of B.B. Walker Company and Subsidiary (the "Company") for the interim periods included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year.


Note 2
- - ------
Earnings per common share is computed by deducting preferred dividends from net income to determine net income attributable to common shareholders. This amount is divided by the weighted average number of common shares outstanding during the quarter plus the common stock equivalents arising from stock options. For primary earnings per share, the common stock equivalents are calculated using the average of the high and low asked price for the period. For fully diluted earnings per share, the common stock equivalents are calculated using the asked price at the end of the period if greater than the average asked price for the period.


Note 3
- - ------
Long-term obligations consist of the following amounts (in thousands):

                                                  (Unaudited)
                                                   April 29,     October 29,
                                                     1995           1994
                                                  -----------    -----------
      Mortgage notes payable                      $    2,798          2,118
      Promissory notes payable to shareholders         1,184            965
      Capital lease obligations                          339            413
                                                  -----------    -----------
                                                       4,321          3,496
      Less portion payable within one year               801            500
                                                  -----------    -----------
                                                  $    3,520          2,996
                                                  ===========    ===========


Note 4
- - ------
In July 1994, the Company purchased a larger manufacturing facility in Somerset, Pennsylvania to replace the existing facility also located in Somerset. As discussed below, the Company had obtained commitments for permanent financing on a portion of the purchase cost of the facility. During the period between the closing date of the purchase and the date the permanent financing was finalized, the Company temporarily borrowed $696,000 from a bank on a short term note to provide the funds for closing. The Company refinanced the note on March 7, 1995 with long-term financing from two sources. The first source of financing was from the Pennsylvania Industrial Development Authority ("PIDA"), a program offered by the Department of Commerce of the Commonwealth of Pennsylvania. The loan was for $480,000 and bears interest at 2% annually. Monthly installments of $3,089, which includes principal and interest, will be paid over 15 years. The second source of financing came from a bank note for $240,000. This loan bears interest at .75% above the bank's prime rate (9.75% at April 29, 1995) and will be repaid in monthly installments of principal and interest, currently $2,055, for 15 years.

                       B.B. WALKER COMPANY AND SUBSIDIARY
              Notes To Consolidated Financial Statements, Continued

Note 4, Continued
- - -----------------
The Company has received another commitment for long-term financing from a program offered by the Department of Commerce of the Commonwealth of Pennsylvania. This commitment is from the Economic Development Partnership Program for 25% of the project cost up to a maximum of $240,000. The note will bear interest at 2% annually with monthly payments of principal and interest for 15 years. The Company expects to finalize this financing in the third quarter.

All notes are secured by the manufacturing facility. Capitalized in fixed assets at April 29, 1995 are land and buildings with a cost of approximately $1,052,000 related to the facility. The remainder of the expenditures made for the facility were paid with borrowings under the revolving finance agreement.


Note 5
- - ------
Inventories are composed of the following amounts (in thousands):

                                                  (Unaudited)
                                                   April 29,     October 29,
                                                     1995           1994
                                                  -----------    -----------
      Finished goods                              $   10,307          8,688
      Work in process                                    921            738
      Raw materials and supplies                       6,203          5,977
                                                  -----------    -----------
                                                  $   17,431         15,403
                                                  ===========    ===========

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

RESULTS OF OPERATIONS

The following summarizes the results of operations for the Company for the second quarters and six months ended April 29, 1995 and April 30, 1994:

                                          Second                  Six
                                       Quarter Ended          Months Ended
                                    -------------------   -------------------
                                    April 29, April 30,   April 29, April 30,
                                      1995      1994        1995      1994
                                    --------- ---------   --------- ---------
Net sales                              100.0%    100.0%      100.0%    100.0%
Cost of products sold                   78.0%     69.8%       76.0%     70.7%
                                    --------- ---------   --------- ---------
    Gross margin                        22.0%     30.2%       24.0%     29.3%

Selling and administrative
  expenses                              27.0%     23.6%       26.9%     22.6%
Depreciation and amortization            1.6%      1.1%        1.6%      1.0%
Interest expense                         3.7%      1.8%        3.6%      1.9%
Interest and other income                (.2%)     (.1%)       (.2%)     (.1%)
                                    --------- ---------   --------- ---------
    Income before income taxes
      and minority interest            (10.1%)     3.8%       (7.9%)     3.9%

Provision for income taxes              (3.7%)     1.4%       (2.9%)     1.5%
Minority interest                        -         -           -         -
                                    --------- ---------   --------- ---------
    Net income                          (6.4%)     2.4%       (5.0%)     2.4%
                                    ========= =========   ========= =========


Net Sales
- - ---------
Net sales for the second quarter were $10,717,000 which was 16.7% lower than net sales of $12,872,000 in the second quarter of 1994. For the six months ended April 29, 1995, net sales were $21,163,000, or 18.0% lower, as compared to $25,824,000 for the same period in 1994.

Sales of branded footwear in the Work/Outdoor Division were down 1.0% and 23.6% for the six months and the second quarter, respectively. Domestic sales in this division have been favorably impacted by the growing popularity of this type of footwear in the United States. For the six months ended April 29, 1995, domestic sales were up 5.8% compared to the prior year. However, this trend was offset by a particularly mild winter in most parts of the country during the second quarter. In the second quarter, domestic sales were down 13.9% from 1994's second quarter. Pair shipments in the second quarter were off 4.1% from 1994 because of the slow demand at the retail level. For the six month period, pair shipments were up 6.9%. In addition, significant competition forced the Company to aggressively price its styles in order to maintain market share, resulting in a lower average price per unit shipped in the second quarter. Export sales in this division, which were strong in the first quarter, fell 52.7% in the second quarter compared to 1994. For the six months, export sales were off 22.1% from 1994. Orders from export customers were down significantly.

Branded footwear sales in the Western Boot Division showed improvement during the second quarter. Sales in this division were higher than 1994 by 3.8% for the six months and 10.6% for the second quarter. Retailers have worked down their inventories to a comfortable level and are in position to begin placing larger orders for western footwear. As a result, orders to replace inventory increased. Pair shipments were up 13.7% in the second quarter of 1995 over the second quarter of 1994. For the six month period, pair shipments increased 7.4% over 1994. However, as with the Work/Outdoor Division, competition for market share led to competitive pricing and lower average price per unit shipped.

Sales in the Private Label Division decreased 49.0% and 38.2% in the six months and second quarter ended April 29, 1995, respectively, when compared to the same periods for 1994. The Company's largest private label customers continue to be affected by overstocked inventories. In addition, the relatively mild winter in 1995 impacted sales in this division as the most sales in this division are styles of work/outdoor footwear.

Finally, other sales of the Company, which include retail sales and import sales, are down 44.9% in the six months and 36.4% in the second quarter. The Company is no longer importing shoes for large customers from overseas. This service was phased out during the first quarter of 1995.


Gross Margin
- - ------------
The Company's gross margin fell to 24.0% for the first six months of 1995 from 29.3% for the first six months of 1994. For the second quarter of 1995 and 1994, the gross margin was 22.0% and 30.2%, respectively. The Company's gross margin continued to be negatively impacted by discounting programs offered in the branded divisions. Significant competition has led to aggressive pricing and dating terms in order to induce orders and maintain market share. In addition, manufacturing variances, primarily from fixed expenses, have had a considerable impact on gross margin. The Company has produced 18.6% fewer pairs in its plants in the first six months of 1995 compared to 1994.


Selling and Administrative Expenses
- - -----------------------------------
Selling and administrative expenses were $2,896,000 for the second quarter of 1995 as compared to $3,041,000 for the second quarter of 1994, an decrease of $145,000 or 4.8%. For the six months ended April 29, 1995 and April 30, 1994, selling and administrative expenses were $5,691,000 and $5,845,000, respectively, or $154,000 (2.6%) lower. Except for the following, most expenses for the first six months of 1995, as well as for the second quarter, have remained consistent with the same period for 1994. Many expenses in the second quarter of 1995 were marginally lower than those incurred in the second quarter of 1994 as the Company began aggressively reducing operating costs during the latter half of the quarter. Advertising expenses were $291,000 and $159,000 lower in the six months and second quarter ended April 29, 1995 as compared to the prior year. During 1994, the Company was completing the development of its consumer/retailing advertising program. These programs were in place during 1995, resulting in lower advertising outlays. In addition, the Company has reduced expenditures for some programs in order to reduce expenses. These lower expenses were offset by higher health care costs. Health care costs were $75,000 higher in the first six months of 1995 and $35,000 higher in the second quarter of 1995 in relation to the comparable periods of 1994. Claims incurred and paid in 1995 have exceeded claims incurred and paid during 1994. Finally, freight expenses in 1995 have exceeded 1994 by $196,000 for the first six months and $108,000 for the second quarter. This is the result of reduced freight promotions offered to customers.

Interest Expense
- - ----------------
Interest expense for the six months ended April 29, 1995 was $765,000, or $287,000 higher than interest expense of $478,000 for the six months ended April 30, 1994. For the second quarter, 1995 expense was $162,000 higher than 1994 expense. The increase is primarily attributable to the higher average balance outstanding on the revolving finance agreement and higher interest rates. For the six months, the average daily outstanding amount on the revolving finance agreement was approximately $4,000,000 higher in 1995 than in 1994. In addition, during the first six months of 1995, interest rates on the revolving finance agreement ranged from 8.25% to 9.5%. During the same period of 1994, interest rates ranged from 6.75% to 7.5%. In addition, the Company borrowed approximately $700,000 in the fourth quarter of 1994 to finance the purchase of a larger manufacturing facility in Somerset, Pennsylvania. Interest on this amount ranged from 8.5% to 9.75%.


Depreciation and Amortization
- - -----------------------------
Depreciation and amortization rose $65,000 to $333,000 in 1995 from $268,000 in 1994 for the first six months of the year. For the second quarter, depreciation expense was $168,000 in 1995 compared to $145,000 in 1994, an increase of $23,000. The increase is attributed to the Company's significant upgrade of equipment during 1994. Capital expenditures during 1994 were $2,045,000.


Provision for Income Taxes
- - --------------------------
The Company has an income tax recovery of $394,000 for the second quarter ended April 29, 1995. The Company had income tax expense of $174,000 for the second quarter of 1994. For the six months, the Company had an income tax recovery of $609,000 in 1995 and income tax expense of $375,000 in 1994. Income tax rates were consistent between 1995 and 1994.


Net Income
- - ----------
The Company reported a net loss of $688,000 for the second quarter of 1995 compared to net income of $313,000 for the second quarter of 1994. For the first six months of 1995, the Company had a net loss of $1,057,000 compared to net income of $627,000 for the same period in 1994. Net sales for the Company were significantly lower for the six months and second quarter ended April 29, 1995 compared to the prior year. In addition, weaker margins and higher interest expense have combined to produce a net loss for 1995.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
The Company continues to rely on the revolving finance agreement with a bank to provide its daily working capital requirements. The maximum availability under the agreement is $15,000,000. At April 29, 1995 and October 29, 1994, the Company outstanding advances of $12,432,000 and $12,890,000, respectively. The amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. At April 29, 1995, an additional $387,000 was available under the agreement. On June 1, 1995, the Company received a letter from its bank under this revolving credit agreement indicating the bank's position that the Company is in default under certain financial covenants. If a default under the agreement is not cured, the bank may pursue certain options which may include termination of the loan arrangement. The Company has entered into discussions with its bank to address the issues raised in the letter. The Company believes that it will continue to be able to obtain access to sufficient financing on acceptable terms to finance its daily working capital requirements.

In July 1994, the Company purchased a larger manufacturing facility in Somerset, Pennsylvania to replace the existing facility also located in Somerset. As discussed below, the Company had obtained commitments for permanent financing on a portion of the purchase cost of the facility. During the period between the closing date of the purchase and the date the permanent financing was finalized, the Company temporarily borrowed $696,000 from a bank on a short term note to provide the funds for closing. The Company refinanced the note on March 7, 1995 with long-term financing from two sources. The first source of financing was from the Pennsylvania Industrial Development Authority ("PIDA"), a program offered by the Department of Commerce of the Commonwealth of Pennsylvania. The loan was for $480,000 and bears interest at 2% annually. Monthly installments of $3,089, which includes principal and interest, will be paid over 15 years. The second source of financing came from First National Bank and Trust Co. in the form of a bank note for $240,000. This loan bears interest at .75% above the bank's prime rate (9.75% at April 29, 1995) and will be repaid in monthly installments of principal and interest, currently $2,055, for 15 years.

The Company has received another commitment for long-term financing from a program offered by the Department of Commerce of the Commonwealth of Pennsylvania. This commitment is from the Economic Development Partnership Program for 25% of the project cost up to a maximum of $240,000. The note will bear interest at 2% annually with monthly payments of principal and interest for 15 years. The Company expects to finalize this financing in the third quarter.

All notes are secured by the manufacturing facility. Capitalized in fixed assets at April 29, 1995 are land and buildings with a cost of approximately $1,052,000 related to the facility. The remainder of the expenditures made for the facility were paid with borrowings under the revolving finance agreement.

The level of capital expenditures in 1995 has been significantly lower than in the prior two years. Capital expenditures for the first six months of 1995 were $14,000 compared to $747,000 in the first six months of 1994. The Company made significant upgrades to its equipment and facilities in 1994, while no such outlays have been made in 1995. The Company is focusing on improving operations in 1995, making capital expenditures only to maintain current levels of operation. Funding for capital expenditures other than the building acquisition has primarily come from the available balance on the finance agreement.


FINANCIAL CONDITION

Accounts Receivable
- - -------------------
Accounts receivable were $11,361,000 at April 29, 1995 compared to $13,736,000 at October 29, 1994, a decrease of $2,375,000. The balance is lower because of two reasons. Trade receivables have historically been at their highest point at the end of the fourth quarter because of the heavy sales volume related to Christmas buying by retailers. Second, certain dating programs offered by the Company ended in the first quarter of 1995, resulting in collection of significant receivables.


Inventories
- - -----------
Inventories were $17,431,000 at April 29, 1995, an increase of $2,028,000 from the inventories held at October 29, 1994 of $15,403,000. Of the increase, approximately $1,619,000 is finished goods, $183,000 is work in process, and $226,000 is raw materials. Finished goods inventory finished higher because of the sluggish sales in the first six months of 1995 compared to the strong sales volume of the fourth quarter of 1994. Sales are historically at their highest point in the fourth quarter of each year.

Borrowings Under Finance Agreement
- - ----------------------------------
The balance outstanding under the finance agreement was $12,432,000 at April 29, 1995 compared to $12,890,000 at October 29, 1994. The decrease can be attributed to the cash applied against the outstanding balance from collections of accounts receivable which were down $2,375,000 and is offset by an increase in inventories of $1,973,000.


PART II.    OTHER INFORMATION

Item 2.    Changes in Securities
- - --------------------------------
Effective March 20, 1995, the Company executed an amendment to its financing agreement which established new financial covenants for the agreement and waived certain other covenants for specified periods of time.


Item 4.    Submission of Matters to a Vote of Security Holders
- - --------------------------------------------------------------
The Forty-Fourth Annual Meeting of the Shareholders of the Company was held on Monday, March 20, 1995, as set forth in the Notice of Annual Meeting of Shareholders dated and mailed on February 27, 1995. Of the 1,726,602 shares of common stock issued and outstanding on the record date, 1,411,283 shares or 81.74% of the common stock outstanding were represented in person or by proxy at the meeting. For the issues presented to the shareholders for their consideration, the results were as follows:

1 - The Board of Directors, in accord with the By-laws, established the number of Directors at six by recommending the shareholders elect the six persons nominated by them in the proxy statement mailed February 27, 1995.
All director nominees had served as directors during the prior year and all were elected by the shareholders. There were no other nominations for director presented at the meeting. The six nominees were elected with results as follows:

                              Shares         Shares           Shares Marked
      Director                  For          Against        Withhold Authority
      --------              ----------      ----------      ------------------
    Kent Anderson            1,410,040          -                 1,243
    George M. Ball           1,410,040          -                 1,243
    Robert L. Donnell, Jr.   1,409,534          506               1,243
    James P. McDermott       1,410,040          -                 1,243
    Michael C. Miller        1,410,040          -                 1,243
    Edna A. Walker           1,410,040          -                 1,243


2 - Ratification by the Shareholders of the action by the Board of Directors to adopt the 1995 Incentive Stock Option Plan. The action was ratified with 1,388,137 shares voting for, 6,826 shares voting against, and 16,320 abstaining from the vote.

3 - Ratification by the Shareholders of the action by the Board of Directors to appoint Price Waterhouse LLP as the Company's independent certified public accounting firm for the 1995 fiscal year. The action was ratified with 1,408,201 shares voting for, 892 shares voting against, and 2,190 abstaining from the vote.

Item 6.    Exhibits and Reports on Form 8-K
- - -------------------------------------------
(a)  Exhibits Filed:

(4)(c)(5) Fifth Amendment to the Loan and Security Agreement and Consent Agreement between B.B. Walker Company and Sanwa Business Credit Corporation

(b)  Reports on Form 8-K:

     NONE


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.


                                     B.B. WALKER COMPANY

       Date  May 22, 1995            KENT T. ANDERSON
                                     -------------------
                                     Kent T. Anderson
                                     Chairman of the Board, Chief Executive
                                     Officer and President


       Date  May 22, 1995            WILLIAM C. MASSIE
                                     -------------------
                                     William C. Massie
                                     Vice President-Finance and Administration


                                                             Exhibit (4)(c)(5)

                FIFTH AMENDMENT TO LOAN AND SECURITY AGREEMENT
                            AND CONSENT AGREEMENT
                ----------------------------------------------

THIS FIFTH AMENDMENT TO LOAN AND SECURITY AGREEMENT AND CONSENT AGREEMENT ("Amendment") is dated as of March 20, 1995 by and between B.B. WALKER COMPANY, a North Carolina corporation (the "Borrower"), and SANWA BUSINESS CREDIT CORPORATION, a Delaware corporation (the "Lender"). All capitalized terms used but not otherwise defined herein shall have the meanings ascribed thereto in the Loan Agreement (as hereinafter defined).

                             W I T N E S S E T H:
                             --------------------

WHEREAS, the Borrower and the Lender have entered into that certain Loan and Security Agreement dated as of October 16, 1992 (as the same has heretofore been, or may hereafter be, amended, modified or supplemented from time to time, the "Loan Agreement"); and

WHEREAS, Borrower has requested that its compliance with certain covenants in the Loan Agreement be waived and that these covenants be reset; and

WHEREAS, the parties desire to amend the terms of the Loan Agreement in certain respects as herein set forth and the Borrower desires to obtain the consent of the Lender to the taking of certain actions which require the consent of the Lender under the terms of the Loan Agreement;

NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

Section 1. AMENDMENTS TO THE LOAN AGREEMENT. The Loan Agreement shall be amended as follows on the date (the "Effective Date") on which the conditions set forth in Section 3 hereof have been completed to the satisfaction of the
Lender:

    A. Subsection 7.10 is hereby amended by adding the following at the end of such subsection:

   "Fiscal Quarter ending April 30, 1995          .012 to 1.0
    Fiscal Quarter ending July 30, 1995           .68 to  1.0
    Fiscal Year ending October 31, 1995	          1.28 to  1.0"


    B. Subsection 7.12 is hereby amended by adding the following at the end of such subsection:

    The following at the end of such subsection:

   "Fiscal Quarter ending January 30, 1995         $9,463,000
    Fiscal Quarter ending April 30, 1995            9,326,000
    Fiscal Quarter ending July 30, 1995             9,552,000
    Fiscal Year ending October 31, 1995            10,013,000"


    C. Subsection 7.13 is deleted in its entirety and the following is substituted therefor:

    "The Borrower, on a consolidated basis, shall maintain Cash Flow of not less than (i) $(794,000) for the six-month period ending on April 30, 1995,
(ii) $(738,000) for the nine-month period ending on July 30, 1995 and (iii) $(339,000) for the twelve-month period ending on October 31, 1995."

                                                    Exhibit (4)(c)(5), Pg.2

    D. Subsection 8.2 is deleted in its entirety and the following is substituted in its place:

    "8.2 INDEBTEDNESS AND LIABILITIES. Except for (i) the Indebtedness set forth in the Financial Statements, (ii) Indebtedness permitted in clause (iv) of subsection 8.1 above and (iii) Indebtedness of the Borrower to the Subsidiary or of the Subsidiary to the Borrower which, in the case of Indebtedness of the Borrower to the Subsidiary, shall be subordinated to Borrower's Obligations hereunder and, in the case of Indebtedness of the Subsidiary to the Borrower, shall be subordinated to the obligations of the Subsidiary under the Subsidiary Guaranty, each pursuant to terms and conditions satisfactory to the Lender, the Borrower shall not, and shall not cause or permit the Subsidiary to, incur, create, assume, become or be liable in any manner with respect to, or suffer to exist, any Indebtedness, except for the Obligations; PROVIDED that the Borrower may issue new Shareholder Notes so long as (A) no Event of Default shall have occurred and be continuing (or will result therefrom), (B) the aggregate principal amount of any and all Shareholder Notes maturing in any Fiscal Quarter shall not exceed $250,000,
(C) the aggregate principal amount of Shareholder Notes outstanding at any time shall not exceed $1,500,000 and (D) the aggregate principal amount of Shareholder Notes outstanding at any time shall not be less than $1,000,000 unless the ratio of Borrower's EBIT to Interest Expense exceeds 1.0 to 1.0."


    E. Subsection 2.1(a)(2)(c) is deleted in its entirety and the following is substituted in its place:

    "(c) up to fifty percent (50%) of the book value of the Borrower's then existing Eligible Inventory consisting of finished goods (other than those referred to in clause (B) above); PROVIDED, HOWEVER, that no more than Seven Million Dollars ($7,000,000) of the principal balance of the Revolving Loan outstanding plus the Lender Guaranty Reserve amount at any one time shall be attributable to that portion of the Current Asset Base consisting of Eligible Inventory as derived from the foregoing formulas. The book value of Eligible Inventory shall be determined at the lower of cost (determined on a first-in-first-out ("FIFO") basis) or market, less such reserves as the Lender in its sole and reasonable discretion elects to establish; and MINUS"


SECTION 2. WAIVERS. Borrower has requested, and subject to the following terms and conditions, Lender does hereby waive the following terms and conditions of the Loan Agreement:

        (A) Section 7.10 for a period ending March 31, 1995;

        (B) Section 7.13 for a period ending March 31, 1995; and

        (C) Section 7.1(v) for a period ending December 31, 1994.


SECTION 3. CONDITIONS TO EFFECTIVENESS OF THIS AMENDMENT. The Effective Date shall occur on the date on which the Borrower has delivered to the Lender the following, all in form and substance satisfactory to the Lender:

    A.  Two fully executed copies of this Amendment;

    B. Two fully executed legal opinions from the Borrower's counsel addressing, with respect to this Amendment and the Reaffirmation of Guaranty referred to in Section 3.C below, those matters covered in paragraphs 1 through 4 of such counsel's opinion delivered on October 16, 1992 with respect to the Loan Agreement prior to its amendment hereby; and

                                                       Exhibit (4)(c)(5), Pg.3

    C. Two fully executed copies of a Reaffirmation of Guaranty (the "Reaffirmation") by Bender Shoe Company (the "Subsidiary") in the form attached hereto as Exhibit A.

    D. Borrower shall pay to Lender a documentation fee equal to $1,000.00 in connection with the documentation of this Amendment. Such fee shall be in addition to any other fee payable by Borrower hereunder or under the Loan Agreement and is fully earned upon the execution of this Amendment.


SECTION 4. BORROWERS REPRESENTATIONS AND WARRANTIES. In order to induce the Lender to enter into this Amendment and to amend the Loan Agreement in the manner provided herein, the Borrower represents and warrants to the Lender that the following statements are true, correct and complete:

    A. CORPORATE POWER AND AUTHORITY. Each of the Borrower and the Subsidiary has all requisite corporate power and authority to enter into this Amendment and the Reaffirmation, respectively, and to carry out the transactions contemplated by, and perform its obligations under, the Loan Agreement as amended by this Amendment (the "Amended Agreement") and the Reaffirmation, respectively.

    B. AUTHORIZATION OF AGREEMENTS. The execution, delivery and performance of this Amendment and the Reaffirmation have been duly authorized by all necessary corporate action by the Borrower and the Subsidiary, respectively.

    C. NO CONFLICT. The execution, delivery and performance by the Borrower of this Amendment and by the Subsidiary of the Reaffirmation, and the performance by the Borrower of the Amended Agreement and by the Subsidiary of the Reaffirmation do not and will not (i) violate any provision of any law, rule or regulation applicable to the Borrower or the Subsidiary, as applicable, the Certificate of Incorporation or Bylaws of the Borrower or the Subsidiary, as applicable, or any order, judgment or decree of any court or other agency or government binding on the Borrower or the Subsidiary, as applicable, (ii) conflict with, result in a breach of or constitute (with due notice or lapse of time or both) a default under any obligation of the Borrower or the Subsidiary, as applicable, (iii) result in or require the creation or imposition of any lien upon any of their properties or assets (other than Permitted Liens), or (iv) require any approval of stockholders or any approval or consent of any Person, except for such approvals or consents which will be obtained on or before the date hereof and disclosed in writing to the Lender.

    D. GOVERNMENTAL CONSENTS. The execution, delivery and performance by the Borrower of this Amendment and by the Subsidiary of the Reaffirmation, and the performance by the Borrower of the Amended Agreement and by the Subsidiary of the Reaffirmation do not and will not require any registration with, consent or approval of, or notice to, or other action to, with or by, any federal, state or other governmental authority or regulatory body or other governmental Person.

    E. BINDING OBLIGATION. This Amendment and the Reaffirmation have been duly executed and delivered by the Borrower and the Subsidiary, respectively, and constitute valid and binding obligations of the Borrower and the Subsidiary, respectively, enforceable against the Borrower and the Subsidiary, respectively, in accordance with their respective terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws now or hereafter in effect relating to or limiting creditors' rights generally or general principles of equity, whether such enforceability is considered in a proceeding in equity or at law, and subject to the discretion of the court before which any proceeding therefor may be brought.

                                                       Exhibit (4)(c)(5), Pg.4

    F. INCORPORATION OF REPRESENTATIONS AND WARRANTIES FROM LOAN AGREEMENT. The representations and warranties contained in Section 6 of the Loan Agreement are and will be true, correct and complete in all material respects on and as of the Effective Date of this Amendment to the same extent as though made on and as of that date, except to the extent that such representations and warranties specifically relate to an earlier date, in which case they are true, correct and complete in all material respects as of such earlier date.

    G. ABSENCE OF DEFAULT. No event has occurred and is continuing or will result from the consummation of the transactions contemplated by this Amendment or the Reaffirmation which would constitute an Event of Default.


Section 5.  MISCELLANEOUS.

    A. REFERENCE TO AND EFFECT UPON THE LOAN AGREEMENT. Except as specifically amended hereunder, the Loan Agreement shall remain in full force and effect and is hereby ratified and confirmed. The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any rights, power or remedy of the Lender under the Loan Agreement, nor constitute a waiver of any provision of the Loan Agreement. Upon the Effective Date, (i) each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of similar import and (ii) each reference in any of the other Financing Agreements to the Loan Agreement shall mean and be a reference to the Loan Agreement as amended by this Amendment.

    B. SECTION HEADINGS. All section headings are inserted for convenience of reference only and shall not affect any construction or interpretation of this Amendment.

    C. EXECUTION IN COUNTERPARTS. This Amendment may be executed in any number of counterparts and by different parties in separate counterparts, each of which when so executed and delivered shall be deemed to be an original, but all of which taken together shall constitute one and the same agreement.

    D. GOVERNING LAW. This Amendment shall be construed and enforced in accordance with and governed with and governed by the internal laws, as opposed to the conflict of laws provisions, and decisions of the State of Illinois.

    E. SEVERABILITY. Whenever possible, each provision of this Amendment shall be interpreted in such a manner as to be effective and valid under applicable law, but if any provision of this Amendment shall be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provisions or the remaining provisions of this Amendment.

    F. SUBMISSION TO JURISDICTION; WAIVER OF JURY AND BOND. THE LENDER AND THE BORROWER HEREBY CONSENT TO THE EXCLUSIVE JURISDICTION OF ANY STATE OR FEDERAL COURT LOCATED WITHIN THE COUNTY OF COOK, STATE OF ILLINOIS, AND IRREVOCABLY AGREE THAT, SUBJECT TO THE LENDER'S SOLE AND ABSOLUTE ELECTION, ALL ACTIONS OR PROCEEDINGS RELATING TO THIS AMENDMENT OR THE OTHER FINANCING AGREEMENTS SHALL BE LITIGATED IN SUCH COURTS, AND THE BORROWER WAIVES ANY OBJECTION WHICH IT MAY HAVE BASED ON IMPROPER VENUE OR FORUM NON CONVENIENS TO THE CONDUCT OF ANY PROCEEDING IN ANY SUCH COURT AND WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT, AND CONSENTS THAT ALL SUCH SERVICE OR PROCESS BE MADE BY MAIL OR MESSENGER DIRECTED TO IT AT THE ADDRESS SET FORTH IN SUBSECTION 10.13 OF THE LOAN AGREEMENT, TO THE EXTENT PERMITTED UNDER APPLICABLE LAW. THE BORROWER DESIGNATES AND APPOINTS CT CORPORATION SYSTEM, 208 SOUTH LASALLE STREET, CHICAGO, ILLINOIS 60604, AND SUCH OTHER PERSON AS MAY HEREAFTER BE SELECTED BY THE BORROWER WHICH IRREVOCABLY AGREES IN WRITING TO SO SERVE AS ITS AGENT TO RECEIVE ON ITS BEHALF SERVICE OF ALL PROCESS IN ANY SUCH PROCEEDING IN ANY SUCH COURT, SUCH SERVICE BEING HEREBY ACKNOWLEDGED

BY THE BORROWER TO BE EFFECTIVE AND BINDING SERVICE IN EVERY RESPECT. A COPY OF ANY SUCH PROCESS SO SERVED SHALL BE MAILED BY REGISTERED MAIL TO THE BORROWER AT ITS ADDRESS PROVIDED IN SUBSECTION 10.13 OF THE LOAN AGREEMENT, EXCEPT THAT UNLESS OTHERWISE PROVIDED BY APPLICABLE LAW, ANY FAILURE TO MAIL SUCH COPY SHALL NOT AFFECT THE VALIDITY OF SERVICES OF PROCESS. IF ANY AGENT APPOINTED BY THE BORROWER REFUSES TO ACCEPT SERVICE, THE BORROWER HEREBY AGREES THAT SERVICE UPON IT BY MAIL OR OTHERWISE IN ACCORDANCE WITH SUBSECTION
10.13 OF THE LOAN AGREEMENT SHALL CONSTITUTE SUFFICIENT NOTICE. THE LENDER AND THE BORROWER ACKNOWLEDGE THAT THE TIME AND EXPENSE REQUIRED FOR TRIAL BY JURY EXCEED THE TIME AND EXPENSE REQUIRED FOR A BENCH TRIAL AND HEREBY WAIVE, TO THE EXTENT PERMITTED BY LAW, TRIAL BY JURY, AND WAIVE ANY BOND OR SURETY OR SECURITY UPON SUCH BOND WHICH MIGHT, BUT FOR THIS WAIVER, BE REQUIRED OF THE LENDER. NOTHING CONTAINED IN THIS SUBSECTION 5(F) SHALL AFFECT THE RIGHT OF THE LENDER TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR AFFECT THE RIGHT OF THE LENDER TO BRING ANY ACTION OR PROCEEDING AGAINST THE BORROWER OR ITS PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION TO THE EXTENT NECESSARY TO ENFORCE THE LENDER'S LIENS AND SECURITY INTERESTS AGAINST ASSETS LOCATED IN SUCH JURISDICTIONS.


    IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their duly authorized officers on the date first above written.


                                       B.B. WALKER COMPANY


                                       By:    WILLIAM C. MASSIE
                                              -----------------
                                       Title: VP-FINANCE AND ADMINISTRATION
                                              -----------------------------


                                       SANWA BUSINESS CREDIT CORPORATION


                                       By:    MICHAEL J COX
                                              -------------
                                       Title: VICE-PRESIDENT
                                              --------------

                                                       Exhibit (4)(c)(5), Pg.6

                                   EXHIBIT A

                           REAFFIRMATION OF GUARANTY
                           -------------------------

                                March 20, 1995

Sanwa Business Credit Corporation
One South Wacker Drive
Chicago, Illinois 60606

Gentlemen:

    Reference is made to (i) that certain Loan and Security Agreement (the "Loan Agreement") dated as of October 16, 1992 by and between Sanwa Business Credit Corporation ("Sanwa") and B.B. Walker Company ("Walker") and (ii) that certain Guaranty ("Guaranty") dated as of October 16, 1992 from the undersigned to Sanwa. The undersigned hereby recognizes and acknowledges that
(1) Walker has requested certain amendments to the Loan Agreement, (2) Sanwa is willing to amend the Loan Agreement, but only pursuant to the terms and conditions of a Fifth Amendment to Loan and Security Agreement and Consent Agreement dated as of March 20, 1995 (the "Amendment"), (3) one of the conditions to the effectiveness of the Amendment is the execution and delivery by the undersigned of this Reaffirmation of Guaranty and (4) the undersigned has reviewed the Amendment and understands the contents thereof.

    To induce Sanwa to agree to the amendments, the undersigned hereby reaffirms, ratifies and confirms all terms and provisions of the Guaranty and agrees that (x) the same is and remains in full force and effect and (y) the term Loan Agreement as used in the Guaranty shall mean the Loan Agreement as amended by the Amendment.


                                          Very truly yours,

                                          BENDER SHOE COMPANY



                                          By:    WILLIAM C. MASSIE
                                                 -----------------
                                          Title: VP-FINANCE AND ADMINISTRATION
                                                 -----------------------------