Form 10-Q
period 1995-07-29
WALKER B B CO
filed 1995-09-11
CIK 104218

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THIRD QUARTER ENDED JULY 29, 1995


                      Commission File Number 0-934



                          B. B. WALKER COMPANY
           (Exact name of registrant as specified in its charter)



           North Carolina                                    56-0581797
  -------------------------------                         ----------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


   414 East Dixie Drive, Asheboro, NC                           27203
----------------------------------------                      ---------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:        (910) 625-1380




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

On August 22, 1995, 1,726,535 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

FINANCIAL STATEMENTS

                       B.B. WALKER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                    (Unaudited)
                                                      July 29,     October 29,
            Assets                                      1995          1994
           --------                                 -----------    -----------
Cash                                                $       51     $        1
Accounts receivable, less allowance for doubtful
  accounts of $854 in 1995 and $778 in 1994             11,494         13,736
Inventories                                             16,831         15,403
Prepaid expenses                                           135            240
Income tax recovery receivable                             683           -
Deferred income tax benefit, current                       898            884
                                                    -----------    -----------
    Total current assets                                30,092         30,264

Property, plant and equipment, net of accumulated
  depreciation and amortization of $5,594 in 1995
  and $5,115 in 1994                                     3,117          3,593
Deferred income tax benefit, long-term                      63             80
Other assets                                               199             79
                                                    -----------    -----------
                                                    $   33,471     $   34,016
                                                    ===========    ===========

      Liabilities and Shareholders' Equity
      ------------------------------------

Borrowings under finance agreement                  $   13,283     $   12,890
Current portion of long-term obligations                   826            500
Accounts payable, trade                                  5,644          5,489
Accrued salaries, wages and bonuses                        600            678
Other accounts payable and accrued liabilities             729            916
Income taxes payable                                      -                37
                                                    -----------    -----------
    Total current liabilities                           21,082         20,510
                                                    -----------    -----------

Long-term obligations, net of current portion            3,751          2,996
Short-term debt to be refinanced                          -               696
Minority interests in consolidated subsidiary               34             34

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 1995 and 1994                        83             83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,726,535 shares in 1995 and
    1,743,520 shares in 1994 issued and outstanding      1,727          1,744
  Capital in excess of par value                         2,724          2,842
  Retained earnings                                      4,213          5,408
  Shareholders' loans                                     (143)          (297)
                                                    -----------    -----------
    Total shareholders' equity                           8,604          9,780
                                                    -----------    -----------
                                                    $   33,471     $   34,016
                                                    ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                            (Unaudited)
                                                        Third Quarter Ended
                                                    --------------------------
                                                      July 29,      July 29,
                                                        1995          1994
                                                    -----------    -----------
Net sales                                           $   10,073     $   10,961
Interest and other income                                   14             20
                                                    -----------    -----------
    Total revenues                                      10,087         10,981
                                                    -----------    -----------

Cost of products sold                                    7,640          8,654
Selling and administrative expenses                      2,125          2,819
Depreciation and amortization                              168            154
Interest expense                                           395            323
                                                    -----------    -----------
    Total costs and expenses                            10,328         11,950
                                                    -----------    -----------

Income (loss) before income taxes and
  minority interest                                       (241)          (969)

Provision for (recovery of) income taxes                  (108)          (363)
Minority interest                                            1              1
                                                    -----------    -----------

    Net income (loss)                                     (134)          (607)

Retained earnings at beginning of period                 4,348          5,564
Dividends on common stock                                  -              -
Dividends on preferred stock                                (1)            (1)
                                                    -----------    -----------

Retained earnings at end of period                  $    4,213     $    4,956
                                                    ===========    ===========

Net income (loss) per share:

      Primary                                       $     (.08)    $     (.34)
                                                    ===========    ===========
      Fully diluted                                 $     (.08)    $     (.34)
                                                    ===========    ===========

Weighted average common shares outstanding:

      Primary                                            1,729          1,787
                                                    ===========    ===========
      Fully diluted                                      1,729          1,781
                                                    ===========    ===========

                       B.B. WALKER COMPANY AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
                      (In Thousands, Except Per Share Data)

                                                           (Unaudited)
                                                        Nine Months Ended
                                                    --------------------------
                                                      July 29,      July 30,
                                                        1995          1994
                                                    -----------    -----------
Net sales                                           $   31,236     $   36,785
Interest and other income                                   58             49
                                                    -----------    -----------
    Total revenues                                      31,294         36,834
                                                    -----------    -----------

Cost of products sold                                   23,723         26,913
Selling and administrative expenses                      7,816          8,664
Depreciation and amortization                              501            422
Interest expense                                         1,160            801
                                                    -----------    -----------
    Total costs and expenses                            33,200         36,800
                                                    -----------    -----------

Income (loss) before income taxes and
  minority interest                                     (1,906)            34

Provision for (recovery of) income taxes                  (717)            12
Minority interest                                            2              2
                                                    -----------    -----------

    Net income (loss)                                   (1,191)            20

Retained earnings at beginning of period                 5,408          5,071
Dividends on common stock                                  -             (131)
Dividends on preferred stock                                (4)            (4)
                                                    -----------    -----------

Retained earnings at end of period                  $    4,213     $    4,956
                                                    ===========    ===========

Net income (loss) per share:

      Primary                                       $     (.69)    $      .01
                                                    ===========    ===========
      Fully diluted                                 $     (.69)    $      .01
                                                    ===========    ===========

Weighted average common shares outstanding:

      Primary                                            1,736          1,783
                                                    ===========    ===========
      Fully diluted                                      1,736          1,774
                                                    ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                           (Unaudited)
                                                        Nine Months Ended
                                                    --------------------------
                                                      July 29,      July 30,
                                                        1995          1994
                                                    -----------    -----------
Cash Flows From Operating Activities:
  Net income                                        $   (1,191)    $       20
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                          501            422
    Gain on sale of fixed assets                            (1)           -
    Deferred income taxes                                    3             25
    (Increase) decrease in:
      Accounts receivable, net                           2,242          2,823
      Inventories                                       (1,428)        (2,975)
      Prepaid expenses                                     105           (395)
      Other assets                                        (120)          (144)
    Increase (decrease) in:
      Accounts payable, trade                              155            213
      Accrued salaries, wages and bonuses                  (78)          (148)
      Other accounts payable and accrued liabilities      (187)          (658)
      Income taxes payable                                (720)          (625)
                                                    -----------    -----------
  Net cash used for operating activities                  (719)        (1,442)
                                                    -----------    -----------

Cash Flows From Investing Activities:
  Capital expenditures                                     (25)        (1,514)
  Proceeds from disposal of property, plant
    and equipment                                            1            -
                                                    -----------    -----------
  Net cash used for investing activities                   (24)        (1,514)
                                                    -----------    -----------

Cash Flows From Financing Activities:
  Net borrowing under finance agreement                    393          2,786
  Proceeds from issuance of long-term obligations        1,284            695
  Payment on long-term obligations                        (899)          (514)
  Purchase of stock from minority interest                 -               (1)
  Repurchase of common stock                              (135)            (4)
  Proceeds from issuance of common stock                   -               75
  Loans to shareholders, net of repayments                 154             54
  Dividends paid on common stock                           -             (131)
  Dividends paid on 7% cumulative preferred stock           (4)            (4)
                                                    -----------    -----------
  Net cash provided by financing activities                 793          2,956
                                                    -----------    -----------
Net change in cash                                          50            -
Cash at beginning of year                                    1              1
                                                    -----------    -----------
Cash at end of second quarter                       $       51     $        1
                                                    ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                   Notes To Consolidated Financial Statements


NOTE 1
------
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the financial results of B.B. Walker Company and Subsidiary (the "Company") for the interim periods included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year.

NOTE 2
------
Earnings per common share is computed by deducting preferred dividends from net income to determine net income attributable to common shareholders. This amount is divided by the weighted average number of common shares outstanding during the quarter plus the common stock equivalents arising from stock options. For primary earnings per share, the common stock equivalents are calculated using the average of the high and low asked price for the period. For fully diluted earnings per share, the common stock equivalents are calculated using the asked price at the end of the period if greater than the average asked price for the period.

NOTE 3
------
Long-term obligations consist of the following amounts (in thousands):

                                                  (Unaudited)
                                                    July 29,     October 29,
                                                      1995          1994
                                                  -----------    -----------
   Mortgage notes payable                         $    2,297          2,118
   Mortgage notes payable to governmental entity         713            -
   Note payable to a bank                                 70            -
   Promissory notes payable to shareholders            1,216            965
   Capital lease obligations                             281            413
                                                  -----------    -----------
                                                       4,577          3,496
   Less portion payable within one year                  826            500
                                                  -----------    -----------
                                                  $    3,751          2,996
                                                  ===========    ===========

NOTE 4
------
In July 1994, the Company purchased a larger manufacturing facility in Somerset, Pennsylvania to replace the existing facility also located in Somerset. As discussed below, the Company had obtained commitments for permanent financing on a portion of the purchase cost of the facility. During the period between the closing date of the purchase and the date the permanent financing was finalized, the Company temporarily borrowed $696,000 from a bank on a short term note to provide the funds for closing. The Company refinanced the note on March 7, 1995 with long-term financing from two sources. The first source of financing was from the Pennsylvania Industrial Development Authority ("PIDA"), a program offered by the Department of Commerce of the Commonwealth of Pennsylvania. The loan was for $480,000 and bears interest at 2% annually. Monthly installments of $3,089, which includes principal and interest, will be paid over 15 years. The second source of financing came from a bank note for $240,000. This loan bears interest at .75% above the bank's prime rate (9.5% at July 29, 1995) and will be repaid in monthly installments of principal and interest, currently $2,055, for 15 years.

                       B.B. WALKER COMPANY AND SUBSIDIARY
              Notes To Consolidated Financial Statements, Continued


NOTE 4, Continued
-----------------
On July 27, 1995, the Company finalized the long-term financing for this project with a loan from a program offered by the Department of Commerce of the Commonwealth of Pennsylvania. This financing was provided under the Economic Development Partnership Program for $240,000. This note bears interest at 2% annually with monthly payments of principal and interest amounting to $1,544 for 15 years.

All notes are secured by the manufacturing facility. Capitalized in fixed assets at July 29, 1995 are land and buildings with a cost of approximately $1,052,000 related to the facility. The remainder of the expenditures made for the facility were paid for with borrowings under the revolving finance agreement.

NOTE 5
------
On August 15, 1995, the Company entered into a new financing agreement with a bank which replaces the existing revolving finance agreement. The new financing provides daily requirements for working capital and refinanced the existing mortgage note payable on the Asheboro facility. The new agreement has two primary components, a revolving credit commitment and a term loan. The revolving credit commitment permits borrowings up to certain percentages of eligible accounts receivable and inventories, not to exceed $20,000,000 in aggregate ($11,000,000 for accounts receivable and $6,500,000 to $9,000,000 for inventory depending on the season). Interest at the bank's prime rate plus one-half percent (9.25% at date of closing) is charged on all outstanding amounts.

The second portion of the agreement provides a term loan of $3,000,000 at an interest rate of the bank's prime rate plus one-half percent. The term loan note calls for 84 monthly installments of principal plus accrued interest of approximately $49,000.

All borrowings under the agreement are secured by all accounts receivable, inventories, machinery and equipment of the Company. In addition, the bank has a first lien on the Asheboro land and facilities. The Company currently is in the process of granting the bank a security interest in the Somerset facility contingent upon the approval of the other lenders on the Somerset facility. This security interest will be subordinated to the other lenders.

The agreement contains various restrictive covenants which include, among other things, maintenance of certain financial ratios, limits on capital expenditures and minimum net worth requirements and net income requirements.

NOTE 6
------
Inventories are composed of the following amounts (in thousands):

                                                  (Unaudited)
                                                    July 29,     October 29,
                                                      1995          1994
                                                  -----------    -----------
      Finished goods                              $   10,411          8,688
      Work in process                                    854            738
      Raw materials and supplies                       5,566          5,977
                                                  -----------    -----------
                                                  $   16,831         15,403
                                                  ===========    ===========

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


RESULTS OF OPERATIONS

The following summarizes the results of operations for the Company for the third quarters and nine months ended July 29, 1995 and July 30, 1994:

                                           Third                  Nine
                                       Quarter Ended          Months Ended
                                    -------------------   -------------------
                                     July 29,  July 30,    July 29,  July 30,
                                       1995      1994        1995      1994
                                    --------- ---------   --------- ---------
Net sales                              100.0%    100.0%      100.0%    100.0%
Cost of products sold                   75.8%     79.0%       75.9%     73.2%
                                       ------    ------      ------    ------
    Gross margin                        24.2%     21.0%       24.1%     26.8%

Selling and administrative
  expenses                              21.1%     25.7%       25.0%     23.5%
Depreciation and amortization            1.7%      1.4%        1.6%      1.1%
Interest expense                         3.9%      2.9%        3.7%      2.2%
Interest and other income                (.1%)     (.2%)       (.2%)     (.1%)
                                       ------    ------      ------    ------
    Income before income taxes
      and minority interest             (2.4%)    (8.8%)      (6.0%)      .1%

Provision for income taxes              (1.1%)    (3.3%)      (2.3%)     -
Minority interest                        -         -           -         -
                                       ------    ------      ------    ------
    Net income                          (1.3%)    (5.5%)      (3.7%)      .1%
                                       ======    ======      ======    ======



NET SALES
---------
Net sales for the third quarter ended July 29, 1995 were $10,073,000 which was 8.1% lower than net sales of $10,961,000 in the third quarter ended July 30, 1994. For the nine months ended July 29, 1995, net sales were $31,236,000, or 15.1% lower, as compared to $36,785,000 for the same period in 1994.

Branded footwear sales for the Work/Outdoor Division were up 3.9% and 12.9% for the nine months and the third quarter, respectively. Domestic sales in the Work/Outdoor Division were 10.6% and 19.2% higher for the nine months and third quarter, respectively. This particular style of footwear remains popular with consumers, reflecting a trend that has been evident all year. However, sales for this division were unfavorably impacted by the mild winter of 1995. Pairs shipped were up 10.0% for the nine months and 16.0% for the third quarter. Price per pair for domestic sales was up slightly for both periods. Export sales in this division were down 21.5% for the nine months and 19.9% for the third quarter as compared to 1994's results. Orders from existing customers overseas have not kept pace with the prior year.

Branded footwear sales in the Western Boot Division continued to show improvement. Sales in this division increased 9.6% for the nine months and 26.6% for the third quarter when compared to 1994. Retail sales of western footwear were sluggish during most of 1994 which resulted in retailers overstocking inventories. As a result, orders to replace inventory were slow as retailers worked to turn their on-hand inventory. During 1995, retailers have worked their inventories to a more manageable level which has resulted in

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued



NET SALES, Continued
--------------------
stronger orders in 1995 than in 1994. In addition, the Company has more aggressively marketed its footwear in response to the slower sales of 1994. This has led to greater competition for market share and more pressure on pricing of its product. For the nine months and third quarter, pairs shipped were up 15.0% and 36.9%, respectively. However, the average price per pair fell 8.9% and 14.7% for the nine months and third quarter, respectively.

Sales in the Company's Private Label Division decreased 49.8% during the first nine months and 51.5% during the third quarter as compared to the same periods in 1994. The Company's customers that are included in this division carried high inventories into the current year and have not achieved expected sales levels, therefore, orders have been significantly reduced. Most private label customers are only filling in existing lines as needed. The Company is actively pursuing new private label markets that have not previously been served in order to secure more shelf space with these retailers.


GROSS MARGIN
------------
The Company's gross margin fell to 24.1% for the first nine months of 1995 from 26.8% for the first nine months of 1994. For the third quarter of 1995 compared to 1994, the gross margin improved to 24.2% from 21.0%, respectively. For the nine months, the gross margin was impacted by heavy discounting programs in the branded divisions. Significant competition has led to aggressive pricing and dating terms in order to induce orders and increase market share. In addition, manufacturing variances, primarily from fixed expenses, have had an unfavorable impact on the gross margin. For 1995, pairs produced in the Company's plants has been 15.4% lower than 1994. The improvement in the gross margin of 3.2% in the third quarter of 1995 over 1994 is attributable primarily to factors affecting 1994. For the third quarter, 1995's gross margin was comparable to results for the year. The gross margin in 1994's third quarter was unusually lower because of nonrecurring inventory adjustments and the large percentage of lower margin private label sales.


SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------
Selling and administrative expenses were $2,125,000 for the third quarter of 1995 as compared to $2,819,000 for the third quarter of 1994, a decrease of 24.6%. For the nine months ended July 29, 1995 and July 30, 1994, selling and administrative expenses were $7,816,000 and $8,664,000, respectively, or 9.8% lower. Expenses in most areas were lower in 1995 than in 1994. The Company reviewed its expense structure and aggressively moved to reduce operating expenses in 1995. Many of the reductions were implemented in the latter half of the second quarter and their full impact has been realized in the third quarter. Salary and benefits were down approximately $36,000 for the nine months and $70,000 in the third quarter as compared to 1994. Several personnel positions, which are vacant, have not been filled with their work being redistributed. Computer costs for the third quarter are down $85,000 and for the nine months are down $176,000. During the first nine months of 1994, the Company implemented an extensive new manufacturing package which required significant support from the software developer. Much of this package was operational by the end of 1994 which required less support expenses in 1995. In addition, the Company has postponed some new computer-related projects in 1995 in order to reduce expenses. For the nine months ended July 29, 1995, advertising expenses were $655,000 lower than the same

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued



 SELLING AND ADMINISTRATIVE EXPENSES, Continued
-----------------------------------------------
period in 1994. Third quarter expenses for 1995 were $365,000 lower than 1994. The Company has reduced expenditures on its advertising programs in order to reduce expenses in 1995. In addition, during 1994, the Company was completing the development of its consumer/retailing advertising program. These programs have been in place during much of 1995, resulting in lower consumer advertising outlays.


INTEREST EXPENSE
----------------
Interest expense for the nine months ended July 29, 1995 was $1,160,000, or $359,000 higher than interest expense of $801,000 for the nine months ended July 30, 1994. For the third quarter, 1995 expense was $72,000 higher than 1994 expense. The increase for the nine month period and in the third quarter can be attributed to the higher average balances on outstanding debt and higher average interest rates than in the comparable periods of a year ago. Average outstanding advances under the revolving finance agreement were approximately $3,000,000 higher in the nine month period and $1,000,000 higher in the third quarter than in 1994. Interest rates for this agreement ranged from 8.25% to 9.5% in 1995 and from 6.75% to 7.75% in 1994. The other major factor was outstanding amounts for promissory notes to shareholders. For 1995, the average amount outstanding for the nine month period was $1,130,000 compared to $876,000 for 1994. In the third quarter, the average amount outstanding in 1995 was $1,197,000 compared to $754,000 in 1994. Interest rates on these notes payable range from 8% to 10%.

The Company anticipates that interest expense from fixed rate debt will increase due to changes in the Company's debt structure in 1995. The Company financed the acquisition of a larger facility in Somerset, PA with $960,000 in financing from two agencies of the Commonwealth of Pennsylvania and a bank note. The financing from the governmental agencies amounted to $720,000 and accrues interest at a rate of 2%. The bank note was for $240,000 and bears interest at the bank's prime rate plus .75% (9.5% at July 29, 1995). In addition, as part of a new financing agreement with a bank signed on August 15, 1995, the Company replaced the existing mortgage note payable which amounted to $2,060,000 and carried interest at the bank's prime rate plus .75% with a cap of 7.75% (7.75% at July 29, 1995) with a $3,000,000 term loan bearing interest at the new bank's prime rate plus .5% (9.25% at August 15, 1995).


DEPRECIATION AND AMORTIZATION
-----------------------------
Depreciation and amortization rose $79,000 to $501,000 in 1995 from $422,000 in 1994 for the first nine months of the year. For the third quarter, the expense was $168,000 in 1995 compared to $154,000 in 1994, an increase of $14,000. Overall, depreciation is higher as a result of a full nine months of depreciation in 1995 for assets acquired in 1994. Capital expenditures for the first nine months of 1995 were $25,000 compared to $1,514,000 in 1994. Capital expenditures for all of 1994 were $2,045,000.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued



PROVISION FOR (RECOVERY OF) INCOME TAXES
----------------------------------------
For the nine months and third quarter ended July 29, 1995, the Company recorded an income tax recovery of $717,000 and $108,000, respectively. For the comparable periods of 1994, the Company had income tax expense of $12,000 and an income tax recovery of $363,000. Income tax rates applied to income
(loss) before income taxes were consistent between 1995 and 1994.


NET INCOME
----------
For the third quarter of 1995 and 1994, the Company reported a net loss of $134,000 and $607,000, respectively. For the first nine months of 1995, the Company's net loss was $1,191,000 compared to net income of $20,000 for the same period in 1994. The Company's efforts to reduce expenses and postpone outlays for other improvements helped offset lower sales to reduce the amount reported as a net loss for 1995's third quarter compared to 1994's third quarter. In addition, the Company made adjustments to raw materials inventories in the third quarter of 1994 while no such adjustments were made in 1995. For the nine months, net sales were significantly lower in 1995 than in 1994. In addition, weaker margins and higher interest expense have combined to produce a net loss for 1995.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company continues to rely on the revolving finance agreement with a bank to provide its daily working capital requirements. The maximum availability for the agreement the Company was operating under at July 29, 1995 was $15,000,000. At July 29, 1995 and October 29, 1994, the Company had outstanding advances of $13,283,000 and $12,890,000, respectively. The amount available to be drawn was determined by a formula based on certain percentages of eligible accounts receivable and inventories. At July 29, 1995, an additional $285,000 was available to be drawn under this agreement. As described more fully below, the Company entered a new agreement with a bank on August 15, 1995 which replaced this revolving finance agreement.

On August 15, 1995, the Company entered into a new financing agreement with a bank which expanded its credit facility and provided additional liquidity. The new agreement provides a $20,000,000 revolving credit facility which replaces the existing revolving finance agreement. Under the new agreement, the amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. Advances up to $11,000,000 are available against eligible accounts receivable. The Company may also draw advances against inventory amounts. Depending on the season of the year, from $6,500,000 to $9,000,0000 may be borrowed on the eligible inventory base. The new agreement computes interest at a rate based on the bank's prime rate plus .5% (9.25% at the date of closing) which is consistent with the old facility. At the date of closing, the Company had approximately $1,700,000 in unused availability.

In addition, the new agreement provided a $3,000,000 term loan that was used to repay the existing mortgage note payable to a bank. The term loan bears interest at the bank's prime rate plus .5%. Per the terms of the note, the Company will pay 84 monthly installments of principal and interest of approximately $49,000.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued



 LIQUIDITY AND CAPITAL RESOURCES, Continued
-------------------------------------------
All borrowings under the agreement are secured by all accounts receivable, inventories, machinery and equipment of the Company. In addition, the bank has a first lien on the Asheboro land and facilities. The Company currently is in the process of granting the bank a security interest in the Somerset facility contingent upon the approval of the other lenders on the Somerset facility. This security interest will be subordinated to the other lenders.

As a condition to providing the financing, the bank requires that the Company meet various restrictive covenants. These covenants included, among other things, maintenance of certain financial ratios, limits on capital expenditures, and minimum net worth and net income requirements.

The Company believes that its revolving finance agreement will provide the necessary liquidity to fund its current level of operations.

In July 1994, the Company purchased a larger manufacturing facility in Somerset, Pennsylvania to replace the existing facility also located in Somerset. As discussed below, the Company had obtained commitments for permanent financing on a portion of the purchase cost of the facility. During the period between the closing date of the purchase and the date the permanent financing was finalized, the Company temporarily borrowed $696,000 from a bank on a short term note to provide the funds for closing. The Company refinanced the note on March 7, 1995 with long-term financing from two sources. The first source of financing was from the Pennsylvania Industrial Development Authority ("PIDA"), a program offered by the Department of Commerce of the Commonwealth of Pennsylvania. The loan was for $480,000 and bears interest at 2% annually. Monthly installments of $3,089, which includes principal and interest, will be paid over 15 years. The second source of financing came from a bank note for $240,000. This loan bears interest at .75% above the bank's prime rate (9.5% at July 29, 1995) and will be repaid in monthly installments of principal and interest, currently $2,055, for 15 years.

On July 27, 1995, the Company finalized the long-term financing for this project with a loan from a program offered by the Department of Commerce of the Commonwealth of Pennsylvania. This financing, which was provided under the Economic Development Partnership Program, was for $240,000. This note bears interest at 2% annually with monthly payments of principal and interest amounting to $1,544 for 15 years.

All notes are secured by the manufacturing facility. Capitalized in fixed assets at July 29, 1995 are land and buildings with a cost of approximately $1,052,000 related to the facility. The remainder of the expenditures made for the facility were paid with borrowings under the revolving finance agreement.

The level of other capital expenditures in 1995 has been significantly lower than in prior two years. Capital expenditures for the first nine months of 1995 were $25,000 compared to $1,514,000 in the first nine months of 1994.
The Company made significant upgrades to its equipment and facilities in 1994, while no such outlays have been made in 1995. The Company is focusing on improving operations in 1995, making capital expenditures only to maintain current levels of operations Funding for capital expenditures other than the building acquisition has primarily come from the available balance on the finance agreement.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued



FINANCIAL CONDITION


ACCOUNTS RECEIVABLE
-------------------
Accounts receivable were $11,494,000 at July 29, 1995 compared to $13,736,000 at October 29, 1994, a decrease of $2,242,000. Trade receivables have historically been at their highest point at the end of the fourth quarter because of the heavy sales volume related to Christmas buying by retailers. Second, certain dating programs offered by the Company ended in the first quarter of 1995, resulting in collection of a significant amount of outstanding receivables.


INVENTORIES
-----------
Inventories were $16,831,000 at July 29, 1995, an increase of $1,428,000 from the inventories held at October 29, 1994 of $15,403,000. Of the increase, approximately $1,723,000 is finished goods, $116,000 is work in process, and there was a decrease of $411,000 in raw materials. Lower than expected sales volume in the third quarter of 1995 contributed to the growth in finished goods inventory compared to the 1994's ending inventory. In addition, sales are historically at their highest point in the fourth quarter of each year. Therefore, finished goods inventories are typically near their lowest amount in October of each year. The growth in finished goods inventories was offset partially by a reduction in the production at the Company's manufacturing plants which have produced 15.4% fewer shoes than in 1994. The Company has focused on improving the level of raw material inventories held in relation to production needs, thereby reducing its investment in raw materials from year-end.

BORROWINGS UNDER FINANCE AGREEMENT
----------------------------------
The balance outstanding under the finance agreement was $13,283,000 at July 29, 1995 compared to $12,890,000 at October 29, 1994. The increase is a result of the additional borrowings necessary to fund the Company's operations. The reduced sales levels have provided less cash from operations.

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
------       --------------------------------
(a)   Exhibits Filed:

  (4)(c)(1) Credit Agreement dated August 15, 1995 between Mellon Bank, NA, as Lender, and B.B. Walker Company, the Registrant, as Borrower. Replaces the existing Exhibit (4)(c)(1) being the Loan and Security Agreement between Sanwa Business Credit Corporation and the Registrant.

  (4)(c)(2) $20,000,000 Revolving Credit Note to the Credit Agreement between Mellon Bank, NA, as Lender and B.B. Walker Company, as Borrower. Replaces existing Exhibit (4)(c)(2).

  (4)(c)(3) $3,000,000 Term Loan Note to the Credit Agreement between Mellon Bank, NA, as Lender and B.B. Walker Company, as Borrower. Replaces existing
(4)(d)(5).


(b)   Reports on Form 8-K:

      NONE


SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     B.B. Walker Company


     Date  September 11, 1995        KENT T. ANDERSON
           ------------------        ----------------
                                     Kent T. Anderson
                                     Chairman of the Board, Chief
                                     Executive Officer and President




     Date  September 11, 1995        WILLIAM C. MASSIE
           ------------------        -----------------
                                     William C. Massie
                                     Vice President-Finance and Administration