Form 10-K
period 1995-10-28
WALKER B B CO
filed 1996-02-09
CIK 104218

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED OCTOBER 28, 1995

                          Commission File Number 0-934
                          ----------------------------

                             B. B. WALKER COMPANY
                             --------------------
            (Exact name of registrant as specified in its charter)

           North Carolina                                      56-0581797
  -------------------------------                         -------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

  414 East Dixie Drive, Asheboro, NC                             27203
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:        (910) 625-1380
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  (     )

On January 25, 1996, the aggregate market value of voting stock held by non-affiliates was approximately $2,373,985.

On January 25, 1996, 1,726,535 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of the Company for the year ended October 28, 1995 are incorporated herein by reference in Parts II and IV. Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 18, 1996 are incorporated by reference in
Part III.

The Exhibit Index is on Pages F-4 and F-6.

                              B.B. WALKER COMPANY
                         1995 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                    PART I

Item 1.     Business

Item 2.     Properties

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

            Executive Officers of the Company


                                    PART II

Item 5.     Market for the Registrant's Common Stock and
              Related Stockholder Matters

Item 6.     Selected Financial Data

Item 7.     Management's Discussion and Analysis of the
              Results of Operations and Financial Condition

Item 8.     Financial Statements and Supplementary Data

Item 9.     Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure


                                    PART III

Item 10.    Directors, Executive Officers, Promoters and
              Control Persons of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management

Item 13.    Certain Relationships and Related Transactions


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K


Exhibit Index                                                   F-4 to F-6

B.B. Walker Company
1995 Form 10-K

                                    PART I

ITEM 1.  BUSINESS

GENERAL

B.B. Walker Company, (the "Company") was incorporated in North Carolina on October 15, 1952. The Company designs, manufactures and markets complete lines of moderately-priced, value-oriented western and work/outdoor boots and shoes for men and women. The majority of the Company's products are sold under its proprietary brand names, with the remainder sold under major retailers' private labels and on contract to other footwear manufacturers.
The Company markets its product primarily to wholesale customers in the United States, but it also serves customers in Canada, Japan and Europe. The Company has one subsidiary, Bender Shoe Company ("Bender"), which is wholly owned. Bender is located in Somerset, Pennsylvania and principally manufactures western footwear. In addition, the Company operates three retail shoe outlets which carry a wide assortment of footwear, including other footwear companies' brands, accessories and footwear care products.

Internally, the Company has historically been organized along functional lines with a marketing and sales group, a manufacturing division and a transportation division. Marketing and sales, manufacturing and transportation are supported by various departments of the administrative and finance function.


CURRENT PRODUCTS

The Company manufactures and distributes high quality, moderately-priced footwear in three primary markets: Western Boot, Work/Outdoor and Private Label. The Company has approximately 4,500 active accounts. A majority of the customer base is made up of small retail chains and independent retail outlets. In 1994 and 1993, one customer accounted for approximately 12% and 10%, respectively, of net sales. In 1995, no single customer comprised more than 10% of net sales. The Company does not feel that a single customer or group of customers comprise a significant portion of operations or exert
significant influence over the Company.   The following is a
description of each division and its respective product offerings:


Western Boot Division
---------------------
The Western Boot Division, with its ABILENE brand, offers high quality all-leather boots for the traditional boot wearer. The ABILENE boot is made in both men's and women's styles and is distributed mainly through western apparel stores and tack shops. A more contemporary line, SAGE, is offered at a lower price point and features brighter colors and accents. The SAGE line is offered in both men's and women's styles. In addition, under the SAGE brand, the Company has added a children's line in 1995. This division operates its own sales force of approximately 18 salesmen. Led by a national sales manager, it serves customers throughout the United States and Canada. In addition, this division promotes its lines through use of a mobile sales showroom which is used at special customer promotions, rodeos and other events.

This division has a marketing/spokesman agreement with John Michael Montgomery, winner of the 1994 Horizon Award presented by the Country Music Association and the American Music Award for Best New Country Artist for 1994. Under the agreement, John Michael Montgomery promotes the ABILENE line at his concerts and in print advertising. The Company is creating new opportunities to promote its relationship with John Michael Montgomery and anticipates extending the agreement when it expires in fiscal 1996.

Within this division, the Company is in the final year of a licensing agreement to manufacture and market a line of western boots under the JACK DANIEL'S trademark of the Jack Daniel Distillery of Lynchburg, Tennessee.
The JACK DANIEL'S western boot line consists of quality, all-leather boots, which are marketed as a separate line of boots within this division. The Company is currently negotiating the terms for extending this agreement. The Company had a licensing agreement to promote the Kenny Rogers line of ABILENE boots. The agreement expired in 1995 and the Company elected not to renew it.

The ABILENE, SAGE and JACK DANIEL'S lines are manufactured at the Company's facility in Somerset, Pennsylvania. The final product is shipped to the central warehouse in Asheboro, North Carolina for distribution.


Work/Outdoor Division
---------------------
Through the Work/Outdoor Division, the Company manufactures and markets quality boots and shoes for work, outdoor and safety use under the WALKER FOOTWEAR THAT WORKS brand and the SAFETY FIRST brand. In addition, the Company manufactures and distributes rugged but comfortable outdoor footwear under its GOLDEN RETRIEVER brand. The Company offers over 100 different styles of work/outdoor boots under the GOLDEN RETRIEVER trademark, including pull-on, lace-up, lined, insulated and waterproof, in a variety of heights, soles and constructions. The work/outdoor lines are manufactured at the Company's Asheboro facility. This division has its own sales force of approximately 20 salesmen which follows the direction of a national sales manager. It serves customers in the United States and Canada.


Private Label Division
----------------------
The Company also manufactures shoes for large retailers and other manufacturers in its Private Label Division. Most of the private label products consist of work/outdoor footwear although the Company is actively pursuing new customers of western private label products. The significant customers of this division consist of large national retail chains, specialty catalogue retailers and large wholesalers. In addition, this division serves large accounts overseas, primarily in Europe and Japan.


Other
-----
The Company operates three retail stores which offer the Company's branded merchandise at discount prices to retail customers. In addition to Company brands, a wide selection of other manufacturers' brands and accessories are offered to provide customers with a variety of options from which to choose. Two retail stores, which operate under THE FOOTFACTORY name, are located in outlet malls in Myrtle Beach, South Carolina and Lancaster, Pennsylvania. The third is a factory outlet store located in its Asheboro facility.

In prior years, the Company also imported footwear for major accounts in the United States. This service was phased out completely in the first quarter of 1995.


MANUFACTURING

The Company operates two manufacturing facilities, in Asheboro, North Carolina and Somerset, Pennsylvania. The Asheboro plant primarily makes work/outdoor footwear, while the Somerset plant primarily makes western footwear. The Company traditionally has manufactured the majority of its footwear products in its own factories. In situations where it is advantageous to the Company, production of components, primarily uppers, used in the manufacture of footwear are outsourced to other manufacturers. Some of these manufacturers are outside of the United States which subjects the Company to the normal risks of conducting business abroad, such as political unrest, labor disturbances or expropriation. No such problems have been experienced or are anticipated.

The manufacture of footwear is relatively labor-intensive and involves five primary operations: production of uppers; lasting the uppers to define the shape, form and size of the footwear; bottoming the footwear; finishing the footwear; and packaging the footwear. The Company produces boots and shoes with molded or cemented bottoms and welted boots and shoes with bottoms that are "welted" or stitched to the uppers.

The Company continues to explore manufacturing and product design innovations in order to utilize its production capacity in the most efficient manner, produce high quality footwear, and maintain a moderate price structure for its products. Management believes innovation in its manufacturing process, including innovation in product design and cost containment, is instrumental in the Company's long term success. Despite historical capital constraints, management has made timely capital expenditures in a number of areas to allow the Company to maximize its manufacturing resources. These capital expenditures and their impact on manufacturing are discussed below.

   - In July 1994, the Company purchased a larger facility in Somerset, Pennsylvania to replace the existing facility, also in Somerset, which was operating near its maximum capacity. Relocation of the plant allowed the Company to redesign the production flow to increase efficiency and improve productivity.

   - The Company has implemented a fully integrated bar code system for its work-in-process inventory. This system shows where particular orders are in the manufacturing process, allowing improvement in the scheduling of orders as they are received, and allowing more efficient sourcing of appropriate quantities of raw materials.


SALES AND MARKETING

The Company markets its products for each division through a sales force directed by a National Sales Manager. The National Sales Managers are accountable for planning the territory, budget, service, sales operations and motivation of their salespersons. Territories are established by the National Sales Manager using Metro Market Demographic and other statistical data. Salespersons are hired based on strengths and experience to sell and service within a territory, including development of the customer base. The Company's salespersons solicit orders in all states to which they are assigned. Orders are submitted to the Company's credit department in Asheboro, North Carolina for acceptance or rejection based on credit history. To a lesser extent, the Company's products are also marketed by independent sales representatives. Such sales representatives are often engaged to develop new geographic markets for the Company.

The Company markets its products primarily to wholesale customers in the United States, but also provides footwear to customers in Canada, Japan and Europe. The Company has approximately 4,500 active accounts. The Company's salesmen are offered special incentives for opening new accounts. A majority of the customer base is made up of small retail chains and independent retail outlets. These customers have traditionally sold western or rugged outdoor products and, as such, have not been affected by changing fashion trends. During 1994 and 1993, one customer, Wal-Mart, accounted for approximately 12% and 10% of net sales, respectively. For 1995, no customer comprised more than 10% of net sales and the largest ten customers accounted for less than 26% of sales. The Company does not feel that a single customer or group of customers comprise a significant portion of operations or exert significant influence over the Company.


DISTRIBUTION

The Company's footwear is distributed nationally from its warehouse in Asheboro, North Carolina. The Company ships its finished goods primarily with its own fleet of trucks and trailers. The Company also uses a parcel delivery service and common carriers when appropriate. The Company's trucks deliver goods to large customers, as well as to trucking terminals for subsequent delivery to customers by local or cartage carriers. On the back haul, the trucks generally pick up raw materials from suppliers for delivery to the Company's warehouse at its Asheboro facility.


COMPETITION

The Company operates in a highly competitive industry. Competition comes from numerous domestic manufacturers of footwear, as well as imports, particularly from China. According to the September 1995 Statistical Reporter of the Footwear Industries of America, approximately 89% of all non-rubber footwear purchased in the United States is imported from foreign countries, primarily from China. With the passage of the North American Free Trade Agreement ("NAFTA") and approval of the General Agreement on Trade and Tariffs ("GATT"), foreign competition has easier access to the United States markets. Foreign competition has been at a high level since 1981, when the Reagan Administration eliminated import restrictions on footwear. Since then, footwear imports have grown from 73% of the United States market to its current levels. However, the growth in footwear imports in the western and work/outdoor markets, the Company's two primary markets, has been less than that experienced by footwear manufacturers serving other markets.

Many of the Company's competitors have greater financial, distribution, brand name recognition and marketing resources than the Company. The Company relies on product performance, styling, quality, timeliness of product delivery and perceived product value to distinguish its products from the competition. The Company believes that, based on these factors, it maintains a strong competitive position in its current market niches. Additionally, with the use of an extensive cost accounting system, the Company maintains a tight control on the costs that go into the manufacture of its products. The Company believes this gives it the advantage of being a low cost producer and allows it to be competitive in the pricing of its products, which are medium priced in relation to the market. The Company anticipates that substantial competition will continue in the future and therefore continues to plan and develop strategies to enhance its competitive position.


RAW MATERIAL AND FINISHED GOODS INVENTORIES

Each of the Company's footwear styles has different raw material requirements and is produced in numerous sizes and widths. Consequently, the Company maintains substantial inventories of raw materials at its Asheboro facility. Raw materials are shipped from the Asheboro facility to the Somerset facility based on scheduled orders. To the extent practicable, the Company strives to support customers by maintaining the Company's most popular branded products in stock and by shipping products quickly to meet customer delivery requirements, with timely notification to customers of unavoidable delays in delivery. Because of the large number of variations in sizes and widths for each style, the Company continues to develop enhancements to its inventory control system and production planning process to ensure adequate stock levels are maintained and to minimize delivery time for out-of-stock items.

While the Company believes that its products are relatively insensitive to fashion trends, changes in consumer tastes do impact inventory levels. The Company's product development staff monitors the market and responds on a timely basis with new constructions and styles to prevent the buildup of inventory that is no longer in peak demand in the marketplace. In addition, the Company offers special incentive-based inventory reduction programs to turn over inventory of styles that are slow moving and are being replaced with newer styles.

The Company's principal raw materials are leather, rubber and composition-based heels and soles, and fiber based items, such as insoles. The Company purchases its raw materials from numerous suppliers, the majority of which are domestic. The Company is not dependent on any one supplier for raw materials. While the Company expects that supplies of raw materials will continue to be readily available as needed for the Company's operations, the price of some of the components of its products, primarily leather, has exhibited volatility in the past, and some price volatility can be anticipated in future years. The supply of leather and other raw materials was adequate in 1995.


SEASONALITY

The Company experiences significant seasonal fluctuations in net sales because consumers purchase a large percentage of the Company's products from September through January. As a result, retail dealers of the Company's products generally request delivery of products from June through October for advance orders and from October through December for restocking orders. Accordingly, inventory levels are highest during June and July and accounts receivable levels are highest during November through January. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years.


BACKLOG

Backlog records are maintained based on orders for pairs of footwear, rather than in terms of dollars. The backlog fluctuates on a seasonal basis, reaching higher levels in the spring and summer months when retailers buy for fall selling. At October 28, 1995, the backlog for orders believed to be firm was 94,083 pairs, as compared to 100,372 pairs as of October 29, 1994. The smaller backlog is attributable to the Company's lower sales and timing of private label and export orders.

At October 28, 1995, the Company's backlog for branded footwear was 44,549 pairs versus 36,683 at October 29, 1994. Backlogs for private label and export sales were 48,476 pairs as of October 28, 1995 and 61,532 as of October 29, 1994. Private label and export orders often have significant lead times. Earlier in 1995, some lead times were up to six months. However, late in 1995, many retailers carried fully stocked inventories and had taken a wait-and-see approach regarding the strength of Christmas sales before placing further orders resulting in a smaller backlog.

Advance private label and export orders provide the Company with a stable work flow which complements orders for branded footwear. The Company attempts to ship orders for branded products from inventory as they are received. Thus, the backlog of branded products only reflects orders that were not immediately filled from inventory and does not accurately predict the mix of future sales. All orders at October 28, 1995 are expected to be filled during the current fiscal year.


INTELLECTUAL PROPERTY

The Company owns federal trademark registrations for many of its marks, including ABILENE, SAGE, GOLDEN RETRIEVER, WALKER FOOTWEAR THAT WORKS and SAFETY FIRST. There are no patents, licenses, franchises or concessions that are material to the operations of the Company.


GOVERNMENTAL REGULATION

All of the Company's operations are subject to federal, state and local regulatory standards, primarily in the area of safety, health, employment and environmental standards. In general, the Company has experienced no difficulty in complying with these standards and believes that they have not had any material effect on its capital expenditures, earnings or competitive position.


EMPLOYEES

The Company and its subsidiary employed 637 persons as of October 28, 1995, 415 at the Asheboro, North Carolina facility and 222 at the Somerset, Pennsylvania facility. Of these individuals, 471 were engaged in manufacturing and 166 in administrative, sales and transportation functions. Substantially all of the Company's employees were employed on a full-time basis. None of the Company's employees are covered by collective bargaining agreements and the Company believes its relations with its employees are good.


CORPORATE REORGANIZATION

The Company is focusing on serving two markets for footwear, western boots and work/outdoor boots. Recognizing that each of these markets have distinctive characteristics that distinguishes one from the other, the Company announced a reorganization of its internal structure in December 1995. The reorganization will create two separate divisions that will operate independently and be supported by a small corporate staff. The new divisions will focus on serving western boot customers and work/outdoor boot customers, respectively, which will include both instock and private label accounts. Each division will be vertically integrated and will be led by a general manager who will assume responsibility for all phases of manufacturing, marketing and distribution of the respective division's products. By eliminating functional lines, it is anticipated that each division will be more responsive in serving the customer and providing products to the market on a more timely basis. Current plans anticipate the reorganization being completed during fiscal 1996.


ITEM 2.  PROPERTIES

As of October 28, 1995, the Company and its subsidiary utilized an aggregate of approximately 358,000 square feet of floorspace in various facilities, all of which are in service and are adequate for the operations performed. Substantially all of the Company's property, including its facilities and inventories, are insured on a replacement value basis. The Company and its subsidiary, Bender Shoe Company, operate manufacturing and warehousing facilities as follows:

Asheboro, North Carolina - This location on 414 East Dixie Drive, Asheboro, North Carolina contains the major manufacturing facility for work/outdoor footwear, as well as the executive offices of the Company. The Company uses 281,857 square feet of space in one building on approximately 21.8 acres of land. The premises are used for manufacturing, shipping, warehousing, administration and a retail outlet store. Paved parking and truck loading areas are maintained. The premises owned in fee are subject to an existing lien under a deed of trust in favor of Mellon Bank, N.A.

Somerset, Pennsylvania - The Company's subsidiary, Bender Shoe Company, moved to a larger facility in Somerset in August 1994. The facility provides approximately 68,000 square feet of space on 3.8 acres of land. The facility is used primarily for manufacturing and raw material storage. A small portion of the space is used as administrative offices. The Company owns the facility which is subject to existing liens in favor of First National Bank and Trust Company in Asheboro, NC, the Pennsylvania Industrial Development Authority, the Pennsylvania Economic Revitalization Fund and Mellon Bank, N.A.

The Company also operates factory outlet retail stores in Asheboro, North Carolina, Myrtle Beach, South Carolina and Lancaster, Pennsylvania. Except for the Asheboro retail store, which is located at the Company's Asheboro facility, the retail stores are leased by the Company. The Company closed one retail store in Morgantown, Pennsylvania when the lease expired.

The Company has also entered into long-term agreements with non-related lessors to lease certain machinery and equipment, including transportation equipment. Some of the leases are in substance financing arrangements and have been capitalized by the Company. Information regarding cost and present value of the capitalized leases is presented in Notes 3 and 9, respectively, in the Notes to Consolidated Financial Statements for the year ended October 28, 1995 and is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

(a) From time to time, the Company is a defendant in legal actions involving claims arising in the normal course of business. In management's opinion, after consultation with counsel and a review of the facts, the liabilities, if any, resulting from such legal proceedings will not have a material effect on the Company's financial position or results of operations.

(b) The following legal action, discussed in the Form 10-K for the fiscal year ended October 29, 1994, is as follows. On April 5, 1994, a former employee of the Company filed suit in the United States District Court for the Middle District of North Carolina against the Company and a current employee at its Asheboro facility alleging sexual harassment and seeking unspecified damages and injunctive relief. The suit includes claims involving intentional/negligent infliction of emotional distress, negligent hiring and/or retention, interference with contractual relations, wrongful discharge and a violation of the Racketeering Influenced and Corrupt Organizations Act ("RICO"). The case was dismissed with prejudice by the court in March 1995 for failure to state a claim under federal law.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the 1995 fiscal year.


EXECUTIVE OFFICERS OF THE COMPANY

The names, ages and positions of the executive officers of the Company as of October 28, 1995 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Annual Meeting of the Board of Directors convened immediately following the Annual Meeting of the Shareholders. Executive officers serve until the next annual meeting of the Directors and until their successors are elected and qualified.

    Executive Officer (Age)             Position and Office
    -----------------------             -------------------
    Kent T. Anderson (53)               Chairman (1992), President (1984) and
                                        Chief Executive Officer (1986)  (1)

    French P. Humphries (55)            Executive Vice President (1995)  (2)

    William C. Massie (58)              Executive Vice President (1995)  (3)

    David M. Sparks (36)                Vice President - Sales (1994)  (4)

(1)  Officer is also a director of the Company.

(2) As of December 1995, officer was named Executive Vice President and is general manager of the Western Boot Division. Prior to this position, he served as Vice President - Marketing since 1992. Prior to 1992, he was General Manager of the Western Division, a position he held since 1977.

(3) As of December 1995, officer was named Executive Vice President and is general manager of the Work/Outdoor Boot Division. Prior to this position, he served as Vice President - Finance and Administration since joining the Company in 1988.

(4) Officer joined the Company in August 1993 as Director of Planning and Development. In November 1993, he was promoted to Director of Sales. He was named Vice President-Sales in July 1994. He was primarily responsible for implementing strategies necessary to move the sales divisions in line with current marketing plans. Prior to joining B.B. Walker Company, he was Mid-West Manager for Country America magazine for approximately four years. He resigned from this position in November 1995.




                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is found under the heading "Stock Prices" in the Annual Report to Shareholders for the year ended
October 28, 1995 and is incorporated herein by reference. The Company had 1,229 shareholders of record at January 25, 1996.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is reported in the Annual Report to Shareholders under the heading "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this Item is reported in the Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is reported in the Annual Report to Shareholders under the headings "Consolidated Statements of Income (Loss)", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity", "Notes to Consolidated Financial Statements", and "Report of Independent Accountants" and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report for this Item.




                                    PART III

Certain information required by Part III has been omitted under Item G of the General Instructions for Form 10-K, Rule 12-b-23, as the Company files with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of its fiscal year. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement.

Information concerning the Company's executive officers required by this Item is incorporated herein by reference to Part I of this Form 10-K following
Item 4, under the caption "Executive Officers of the Company".


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.




                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this Form 10-K:

     (1) Financial Statements - The following consolidated financial statements of the Company are incorporated herein by reference to the Annual Report to Shareholders:

         (a) Consolidated Statements of Income (Loss) for the fiscal years ended October 28, 1995, October 29, 1994 and October 30, 1993.

         (b) Consolidated Balance Sheets at October 28, 1995 and
             October 29, 1994.

         (c) Consolidated Statements of Cash Flows for the fiscal years ended October 28, 1995, October 29, 1994 and October 30, 1993.

         (d) Consolidated Statements of Shareholders' Equity for the fiscal years ended October 28, 1995, October 29, 1994 and
             October 30, 1993.

         (e) Notes to Consolidated Financial Statements.

         (f) Report of Independent Accountants.


     (2) Financial Statement Schedules - The following supplementary consolidated financial statement schedules of the Company are filed as part of this Form 10-K and should be read in conjunction with the Annual Report to Shareholders:

          Schedule                                                 Page
          --------                                                 ----
            VIII     Valuation and Qualifying Accounts              F-2

              X      Supplementary Income Statement Information     F-3

          The reports of the Company's independent public accountants with respect to the above described financial statements and financial statement schedules appear in the Annual Report to Shareholders and on page F-1 of this report, respectively, and are incorporated herein by reference.

          All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

(B) No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1995.

(C) A listing of exhibits is incorporated herein by reference to the Index to Exhibits on pages F-4 thru F-6.




                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         B.B. WALKER COMPANY (Registrant)

                                         By:  DOROTHY W. CRAVEN
                                              ---------------------------
                                              Dorothy W. Craven
Date:  February 7, 1996                       Corporate Secretary


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

            Signature                                 Title
            ---------                                 -----

Principal Executive Officer:

KENT T. ANDERSON           2/7/96       Chairman of the Board, Chief Executive
----------------           ------       Officer and President
Kent T. Anderson            Date


Principal Financial Officer:

WILLIAM C. MASSIE          2/7/96       Executive Vice President
-----------------          ------
William C. Massie           Date


Principal Accounting Officer:

JOHN R. WHITENER           2/7/96       Corporate Controller
----------------           ------
John R. Whitener            Date


                               BOARD OF DIRECTORS


KENT T. ANDERSON           2/7/96                 EDNA A. WALKER        2/7/96
----------------           ------                 --------------        ------
Kent T. Anderson            Date                  Edna A. Walker         Date
Chairman


ROBERT L. DONNELL, JR.     2/7/96                 MICHAEL C. MILLER     2/7/96
----------------------     ------                 -----------------     ------
Robert L. Donnell, Jr.      Date                  Michael C. Miller      Date


JAMES P. McDERMOTT         2/7/96                 GEORGE M. BALL        2/7/96
------------------         ------                 --------------        ------
James P. McDermott          Date                  George M. Ball         Date

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES
                       ---------------------------------

To the Board of Directors and Shareholders of B.B. Walker Company

Our audits of the consolidated financial statements referred to in our report dated December 1, 1995 appearing in the 1995 Annual Report to Shareholders of B.B. Walker Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

Winston-Salem, North Carolina
December 1, 1995


                                                                 Schedule VIII
                              B.B. WALKER COMPANY                -------------

                       VALUATION AND QUALIFYING ACCOUNTS


                  Balance at  Charged to  Charged to
                  Beginning   Costs and     Other                  Balance at
  Description      of Year    Expenses     Accounts    Deductions  End of Year
  -----------     ----------  ----------  -----------  ----------  -----------

Allowance for Doubtful Accounts:


October 28, 1995  $  778,000     425,000        -         682,000      521,000
                  ==========  ==========  ===========  ==========  ===========
October 29, 1994  $  845,000     117,000        -         184,000      778,000
                  ==========  ==========  ===========  ==========  ===========
October 30, 1993  $  606,000     696,000        -         457,000      845,000
                  ==========  ==========  ===========  ==========  ===========

                                                                    Schedule X
                              B.B. WALKER COMPANY                   ----------

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                  October 28,     October 29,     October 30,
                                     1995            1994            1993
                                  -----------     -----------     -----------

The following amounts were charged to
 costs and expenses:


Maintenance and repairs            $  565,000      $  855,000      $  587,000
                                   ==========      ==========      ==========

Advertising costs                  $1,118,000      $1,367,000      $1,590,000
                                   ==========      ==========      ==========

                               INDEX TO EXHIBITS

                                                            Page Number or
Exhibit                                                    Incorporation By
Number             Description                               Reference To
-------            -----------                               ------------

  (3)  Articles of Incorporation and By-Laws

(3)(a) Articles of Amendment to Articles of             Exhibit D to Form 10-K
       Incorporation and Restated Charter of            for the fiscal year
       B.B. Walker Company dated November 28, 1979,     ended November 3, 1979
       filed with the Secretary of State in Raleigh, NC

(3)(b) Articles of Amendment to Articles of             Exhibit A to Form 10-Q
       Incorporation dated March 24, 1980, filed with   for the six month
       the Secretary of State in Raleigh, NC            period ended May 3,
                                                        1980

(3)(c) Articles of Merger of Lyon & Shaw, Inc.          Exhibit (3) (c) to the
       into Registrant dated January 21, 1987           Form 10-K for the
                                                        fiscal year ended
                                                        November 1, 1986

(3)(d) Copy of the revised By-Laws of B.B. Walker       Exhibit (3)(d) to the
       Company as amended January 7, 1992               Form 10-K for the
                                                        fiscal year ended
                                                        November 2, 1991

(3)(e) Articles of Merger of Walker Shoe Company        Exhibit (3)(g) to the
       into B.B. Walker Company dated June 29, 1987     Form 10-K for the
                                                        fiscal year ended
                                                        October 31, 1987

(3)(f) Articles of Amendment to Articles of             Exhibit (3)(f) to the
       Incorporation dated November 16, 1988, filed     Form 10-K for the
       with the Secretary of State in Raleigh, NC       fiscal year ended
                                                        October 30, 1988

(3)(g) Articles of Amendment to Articles of             Exhibit (3)(g) to the
       Incorporation dated March 30, 1994, filed        Form 10-K for the
       with the Secretary of State in Raleigh, NC       fiscal year ended
                                                        October 29, 1994

  (4)  The Registrant, B.B. Walker Company, by signing  Exhibit (4) to Form
       this report, agrees to furnish the Securities    10-K for the fiscal
       and Exchange Commission upon its request a copy  year ended November
       of any instrument which defines the rights of    2, 1985
       holders of long-term debt of the Registrant and its subsidiary for which consolidated or unconsolidated financial statements are required to be filed and which authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiary on a consolidated basis.

                               INDEX TO EXHIBITS

                                                            Page Number or
Exhibit                                                    Incorporation by
Number             Description                               Reference To
-------            -----------                             ----------------

(4)(a) Certificate of Common Capital Stock of B.B.      Exhibit (N) to Form
       Walker Company                                   10-K for the fiscal
                                                        year ended October 28,
                                                        1978

(4)(b) Unsecured Promissory Note of B.B. Walker         Exhibit (B) to Form
       Company with flexible rate minimum interest      10-K for the fiscal
       provisions                                       year ended November 1,
                                                        1980

(4)(c)(1) Credit Agreement dated August 15, 1995        Exhibit (4)(c)(1) to
          between Mellon Bank, N.A., Philadelphia, PA, Form 10-Q for the as Lender and B.B. Walker Company, Asheboro, third quarter ended NC, the Registrant, as Borrower. The twenty- July 29, 1995 one supporting schedules have been omitted being detailed forms, lists and support for specific provisions set out in the agreement.

(4)(c)(2) Revolving Credit Note dated August 15, 1995   Exhibit (4)(c)(2) to
          in the amount of $20 million; signed by the   Form 10-Q for the
          Registrant and in favor of Mellon Bank, N.A., third quarter ended
          Philadelphia, PA                              July 29, 1995

(4)(c)(3) Term Loan Note dated August 15, 1995 in the   Exhibit (4)(c)(3) to
          amount of $3 million; signed by the           Form 10-Q for the
          Registrant and in favor of Mellon Bank,       third quarter ended
          N.A., Philadelphia, PA                        July 29, 1995


(10)(a) B.B. Walker Company Nonqualified Deferred       Exhibit (10) to Form
        Compensation Plan as amended, adopted           10-K for the fiscal
        June 7, 1983.                                   year ended October 29,
                                                        1983

(10)(d) 1987 Incentive Stock Option Plan effective      Exhibit (10)(d) to
        February 11, 1987                               Form 10-K for the
                                                        fiscal year ended
                                                        October 29, 1988

(10)(e) 1995 Incentive Stock Option Plan for Key        Filed with the 1994
        Employees and Non-Employee Directors            Proxy Statement mailed
        effective March 20, 1995                        to shareholders on
                                                        February 27, 1995

(10)(f)(1) Employment Agreement between B.B. Walker     Exhibit (10)(f)(1) to
           Company and Kent T. Anderson, President      Form 10-Q for the
           and Chief Executive Officer, dated October   nine months ended
           2, 1989                                      July 28, 1990

                               INDEX TO EXHIBITS

                                                            Page Number or
Exhibit                                                    Incorporation By
Number             Description                               Reference To
-------            -----------                             ----------------

(10)(f)(2) First Amendment to Employment Agreement      Exhibit (10)(f)(2) to
           between B.B. Walker Company and Kent T.      Form 10-Q for the
           Anderson, President and Chief Executive      nine months ended
           Officer, dated July 6, 1990                  July 28, 1990

  (11) Computation of earnings per share amounts are explained in Note 1 to the Consolidated
       Financial Statements in the Annual Report to
       Shareholders for the fiscal year ended
       October 28, 1995, which is Exhibit 13 of this filing

  (13) Annual Report to Shareholders for the fiscal     Filed herewith as
       year ending October 28, 1995                     Exhibit (13)

  (22) Subsidiaries of the Registrant                   Filed herewith as
                                                        Exhibit (22)


