Form 10-Q
period 1996-02-03
WALKER B B CO
filed 1996-03-19
CIK 104218

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FIRST QUARTER ENDED FEBRUARY 3, 1996


                          Commission File Number 0-934



                              B.B. WALKER COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           North Carolina                                    56-0581797
  -------------------------------                         ----------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


  414 East Dixie Drive, Asheboro, NC                            27203
-----------------------------------------------               ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:        (910) 625-1380




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

On March 4, 1996, 1,726,535 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                              B.B. WALKER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                (Unaudited)
                                                February 3,       October 28,
               Assets                              1996              1995
               ------                           -----------       -----------
Cash                                            $        1        $        1
Accounts receivable, less allowance
  for doubtful accounts of $628 in
  1996 and $521 in 1995                             10,223            13,467
Inventories                                         14,640            15,828
Prepaid expenses                                       379               311
Income tax recovery receivable                         832               613
Deferred income tax benefit, current                   678               678
                                                   -------           -------
    Total current assets                            26,753            30,898

Property, plant and equipment, net of
  accumulated depreciation and amortization
  of $5,574 in 1996 and $5,412 in 1995               2,811             2,968
Deferred income tax benefit, long-term                  92                92
Other assets                                           394               419
                                                   -------           -------
                                                $   30,050        $   34,377
                                                   =======           =======
























                                       1
                                                                  (Continued)

                              B.B. WALKER COMPANY
                    CONSOLIDATED BALANCE SHEETS, Continued
                                (In thousands)

                                                (Unaudited)
                                                February 3,       October 28,
  Liabilities and Shareholders' Equity             1996              1995
  ------------------------------------          -----------       -----------
Borrowings under finance agreement              $   11,012        $   14,012
Current portion of long-term obligations             1,013             1,088
Accounts payable, trade                              4,410             5,210
Accrued salaries, wages and bonuses                    303               591
Other accounts payable and accrued liabilities       1,083               632
                                                   -------           -------
    Total current liabilities                       17,821            21,533
                                                   -------           -------

Long-term obligations                                4,088             4,257
Minority interests in consolidated subsidiary           34                34

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 1996 and 1995                    83                83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,726,535 shares issued and
    outstanding in 1996 and 1995                     1,727             1,727
  Capital in excess of par value                     2,724             2,724
  Retained earnings                                  3,708             4,158
  Shareholders' loans                                 (135)             (139)
                                                   -------           -------
    Total shareholders' equity                       8,107             8,553
                                                   -------           -------
  Commitments and contingencies

                                                $   30,050        $   34,377
                                                   =======           =======











The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              B.B. WALKER COMPANY
                        CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)

                                                            (Unaudited)
                                                           First Quarter
                                                               Ended
                                                     ------------------------
                                                     February 3,   January 28,
                                                        1996          1995
                                                     -----------   -----------
Net sales                                            $   10,020    $   10,446
Interest and other income                                     6            22
                                                        -------       -------
  Total revenues                                         10,026        10,468
                                                        -------       -------

Cost of products sold                                     7,578         7,719
Selling and administrative expenses                       2,513         2,795
Depreciation and amortization                               162           165
Interest expense                                            440           372
                                                        -------       -------
  Total costs and expenses                               10,693        11,051
                                                        -------       -------
Loss before income taxes and
  minority interest                                        (667)         (583)
Benefit from income taxes                                  (219)         (215)
Minority interest                                             1             1
                                                        -------       -------
  Net loss                                                 (449)         (369)

Retained earnings, beginning of quarter                   4,158         5,408
Dividends on common stock                                  -             -
Dividends on preferred stock                                 (1)           (1)
                                                        -------       -------
Retained earnings, end of quarter                    $    3,708    $    5,038
                                                        =======       =======

Net loss per share:
  Primary                                            $     (.26)   $     (.21)
                                                        =======       =======
  Fully diluted                                      $     (.26)   $     (.21)
                                                        =======       =======
Weighted average common shares outstanding:
  Primary                                                 1,728         1,768
                                                        =======       =======
  Fully diluted                                           1,728         1,768
                                                        =======       =======


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              B.B. WALKER COMPANY
                      CONSOLIDATED CASH FLOWS STATEMENTS
                                (In thousands)

                                                            (Unaudited)
                                                           First Quarter
                                                               Ended
                                                     ------------------------
                                                     February 3,   January 28,
                                                        1996          1995
                                                     -----------   -----------
Cash Flows From Operating Activities:
  Net loss                                           $     (449)   $     (369)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                           162           165
    Deferred income taxes                                   -               1
    (Increase) decrease in:
     Accounts receivable, net                             3,244         3,169
     Inventories                                          1,188          (875)
     Prepaid expenses                                       (68)           29
     Other assets                                            25             2
    Increase (decrease) in:
     Accounts payable, trade                               (800)          112
     Accrued salaries, wages and bonuses                   (288)           (4)
     Other accounts payable and accrued liabilities         451            14
     Income taxes payable                                  (219)         (218)
                                                        -------       -------
  Net cash provided by operating activities               3,246         2,026
                                                        -------       -------
Cash Flows From Investing Activities:
  Capital expenditures                                       (5)          (14)
  Proceeds from disposal of property,
    plant and equipment                                    -             -
                                                        -------       -------
  Net cash used for  investing activities                    (5)          (14)
                                                        -------       -------
Cash Flows From Financing Activities:
  Net borrowing under finance agreement                  (3,000)       (2,109)
  Proceeds from issuance of long-term obligations          -              161
  Payment on long-term obligations                         (244)          (56)
  Repurchase of common stock                               -               (1)
  Loans to shareholders, net of repayments                    4            (6)
  Dividends paid on 7% cumulative preferred stock            (1)           (1)
                                                        -------       -------
  Net cash used for financing activities                 (3,241)       (2,012)
                                                        -------       -------
Net change in cash                                         -             -
Cash at beginning of quarter                                  1             1
                                                        -------       -------
Cash at end of quarter                               $        1    $        1
                                                        =======       =======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              B.B. WALKER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The fiscal year that ends on November 2, 1996 will include fifty-three weeks of operations as compared to fifty-two weeks in 1995. The Company elected to include the one extra week in the first accounting period of the fiscal year. Therefore, the results for the first quarter ended February 3, 1996 include fourteen weeks of operations for the Company. The comparative first quarter results for the period ended January 28, 1995 reflect thirteen weeks of operations for the Company.


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


Note 3
------
Long-term obligations consist of the following amounts (in thousands):

                                               (Unaudited)
                                               February 3,       October 28,
                                                  1996              1995
                                               -----------       -----------
Notes payable to banks                         $    3,019        $    3,165
Notes payable to governmental authorities             690               704
Promissory notes payable to shareholders            1,187             1,233
Capital lease obligations                             205               243
                                                  -------           -------
                                                    5,101             5,345
Less portion payable within one year                1,013             1,088
                                                  -------           -------
                                               $    4,088        $    4,257
                                                  =======           =======

                              B.B. WALKER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Note 4
------
Inventories are composed of the following amounts (in thousands):

                                               (Unaudited)
                                               February 3,       October 28,
                                                  1996              1995
                                               -----------       -----------

     Finished goods                            $    9,174        $    9,574
     Work in process                                  599               807
     Raw materials and supplies                     4,867             5,447
                                                  -------           -------
                                               $   14,640        $   15,828
                                                  =======           =======

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------
The following summarizes the results of operations for the Company for the first quarter ended February 3, 1996 and January 28, 1995:

                                                        Three
                                                    Months Ended
                                              -------------------------
                                              February 3,   January 28,
                                                 1996          1995
                                              -----------   -----------
      Net sales                                   100.0%        100.0%
      Cost of products sold                        75.6%         73.9%
                                                 -------       -------
        Gross margin                               24.4%         26.1%

      Selling and administrative expenses          25.1%         26.7%
      Depreciation and amortization                 1.6%          1.6%
      Interest expense                              4.4%          3.6%
      Interest and other income                      -            (.2%)
                                                 -------       -------
        Loss before income taxes
          and minority interest                    (6.7%)        (5.6%)

      Benefit from income taxes                    (2.2%)        (2.1%)
      Minority interest                              -             -
                                                 -------       -------
        Net loss                                   (4.5%)        (3.5%)
                                                 =======       =======


Net Sales
---------
Net sales for the first quarter of 1996 were $10,020,000 which was 4.1% lower than net sales of $10,446,000 in the first quarter of 1995. Sales in the first quarter of 1996 have been impacted by a weak Christmas selling season for retailers. Retailers carrying overstocked inventories are having to work levels down to manageable levels before placing large orders. Also, strong winter weather has disrupted retailers operations by forcing store closings and delaying shipments. For comparative purposes, the results for the first quarter ended February 3, 1996 include fourteen weeks of operations for the Company. The first quarter results for the period ended January 28, 1995 reflect thirteen weeks of operations for the Company.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION, Continued

Net Sales, Continued
--------------------
Sales of branded footwear in the Work/Outdoor Division were down 30% in 1996 over the first quarter of 1995. Domestic sales in the Work/Outdoor Division fell 27% from the prior year. This division benefited from strong demand for outdoor footwear in early 1995. This demand appears to have fallen off in the first quarter of 1996. Pairs shipped for domestic sales were down 29% in the first quarter while price per pair was up slightly. Export sales in this division dropped 43% from the first quarter results of a year ago. Orders from the Company's foreign customer base have been slower than in the past. Pairs exported were down 37% from 1995's first quarter shipments.

Sales to private label customers of the Work/Outdoor Division improved 26% over the results for 1995. This was a combination of a 22% increase in pairs shipped and a slight increase in the price per pair. The Company has given priority to pursuing new opportunities in this line of business.

Other sales in this division, which consists primarily of sales from the Company's retail outlets and sales to institutional customers remained relatively flat when compared to the prior year.

Branded footwear sales in the Western Boot Division remained relatively flat. Sales in this division increased 1% for the first quarter when compared to 1995. During 1995, retailers reduced inventories to manageable levels which has helped their operations. However, a weak Christmas selling season hurt demand for the Company's products. The Company has also been more aggressive in marketing its footwear in order to gain additional shelf space. This has led to more pressure on pricing of its product. For the first quarter, pairs shipped were up 10%, however, the average price per pair fell 4%.

Private label sales in the Western Division were up 268% in the first quarter of 1996 when compared to the first quarter of 1995. Larger shipments to existing customers made up the largest part of this growth. However, since this division only comprises 3% of the Company's net sales, its impact on operations has been minimal.


Gross Margin
------------
The Company's gross margin fell to 24.4% for the first three months of 1996 from 26.1% for the first three months of 1995. The gross margin was impacted by discounting programs in the branded divisions. Significant competition has led to aggressive pricing and dating terms in order to induce orders and increase market share. In addition, manufacturing variances, primarily from fixed expenses, have had an unfavorable impact on the gross margin. For 1996, pairs produced in the Company's plants has been 14% lower than 1995. Because of reduced demand for footwear, the Company has reduced operating schedules in its plants in order to avoid a large buildup of finished goods inventory.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION, Continued

Selling and Administrative Expenses
-----------------------------------
Selling and administrative expenses were $2,513,000 for the first quarter of 1996 as compared to $2,795,000 for the first quarter of 1995, a decrease of 10%. Expenses in most areas were lower in 1996 than in 1995. The Company continues to analyze its expenses and identify reductions of operating expenses in 1996 in order to match its cost structure with the current level of operations. Many of the reductions were implemented during the latter part of 1995 and are reflected in a comparison of the first quarter of 1996 to the first quarter of 1995. Salary and benefits were down approximately $91,000 from 1995. Several personnel positions, which are vacant, have not been replaced and their work has been redistributed. Computer costs for the first quarter are down $19,000. The Company has postponed some computer-related projects in 1996 in order to reduce expenses. Travel and showroom expenses have fallen $41,000 from 1995 levels as the Company is more selective about where expenses for travel are used. Finally, health care costs are down $29,000 in the first quarter of 1996, primarily because the Company's claims experience has slowly been improving. Claims were higher than usual in 1994 and 1995 and appear to be returning to more normal levels.


Interest Expense
----------------
Interest expense for the three months ended February 3, 1996 was $440,000, or $68,000 higher than interest expense of $372,000 for the three months ended January 28, 1995. The increase for the three month period can be attributed to the higher average balances on outstanding debt and higher average interest rates than in the comparable periods of a year ago. Average outstanding advances under the revolving finance agreement were approximately $775,000 higher in the first quarter of 1996 than in 1995. Interest rates for this agreement ranged from 9% to 9.25% in 1996 and from 8.25% to 9% in 1995.

Average outstanding amounts for long-term debt were approximately $1,000,000 higher in 1996 than 1995. The Company financed the acquisition of a larger facility in Somerset, PA with $960,000 in financing from two agencies of the Commonwealth of Pennsylvania and a bank note. The financing from the governmental agencies amounted to $720,000 and accrues interest at a rate of 2%. The bank note was for $240,000 and bears interest at the bank's prime rate plus .75% (9.25% at February 3, 1996). In addition, as part of a new financing agreement with a bank signed on August 15, 1995, the Company replaced the existing mortgage note payable which amounted to $2,060,000 and carried interest at the bank's prime rate plus .75% with a cap of 7.75% (7.75% at date of closing) with a $3,000,000 term loan bearing interest at the new bank's prime rate plus .5% (9.0% at February 3, 1996).


Depreciation and Amortization
-----------------------------
Depreciation and amortization remained flat, decreasing only $3,000 to $162,000 in 1996 from $165,000 in 1995 for the first three months of the year. The Company made minimal capital expenditures during 1995 and the first quarter of 1996 resulting in a small change in depreciation expense.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION, Continued

Benefit From Income Taxes
-------------------------
For the first quarter ended February 3, 1996, the Company recorded a benefit from income taxes of $219,000. For the comparable period in 1995, the Company had a benefit from income taxes of $215,000. Income tax rates applied to the loss before income taxes were consistent between 1996 and 1995.


Net Income
----------
The Company reported net losses of $449,000 and $369,000 in the first quarter of 1996 and 1995, respectively. Lower net sales in 1996 than in 1995 have been the primary factor for the increase in the loss. In addition, weaker margins and higher interest expense have contributed to the increase in the net loss for 1996 when compared to 1995. This has been partially offset by the Company's efforts to reduce expenses and postpone outlays for other improvements.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company continues to rely on the revolving finance agreement with a bank to provide its daily working capital requirements. On August 15, 1995, the Company entered into a new financing agreement. The agreement provided a $20,000,000 revolving credit facility, which replaced its existing revolving credit facility. The amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. In addition, the new agreement provided a $3,000,000 term loan that was used to repay the existing mortgage note payable to a bank. Per the terms of the note, the Company will pay eighty-four monthly installments of principal and interest ranging from $36,000 to $59,000.

As a condition to providing the financing, the bank requires that the Company meet various restrictive covenants. These covenants include, among other things, maintenance of certain financial ratios, limits on capital expenditures, minimum net worth and net income requirements and restrictions on the amount of borrowings from stockholders.

By agreement of the Company's bank, certain restrictive covenants under the revolving finance agreement have been amended for the period ended October 28, 1995 and thereafter. As part of the amendment, the line of credit based on eligible accounts receivable and inventories was reduced from $20,000,000 to $16,000,000. Advances up to the maximum amount of the line of credit continue to be available against eligible accounts receivable. The seasonal adjustment for inventories was amended from a range of $6,500,000 to $9,000,000 to a range of $7,000,000 to $8,000,000. Upon final approval of the amendment, the interest rate under the revolving finance agreement will be raised from prime plus .5% (9.0% at February 3, 1996) to prime plus 1.0%. The Company is currently negotiating the terms of an agreement that will formalize this amendment and may provide for certain additional amendments to the revolving finance agreement.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION, Continued

LIQUIDITY AND CAPITAL RESOURCES, Continued
------------------------------------------
All borrowings under the agreement are secured by all accounts receivable, inventories, machinery and equipment of the Company. In addition, the bank has a first lien on the Asheboro land and facilities and a subordinated lien on the Somerset facilities.

The Company had approximately $80,000 of unused availability under the agreement at February 3, 1996. The Company believes that its revolving finance agreement, as amended, will provide the necessary liquidity to fund its current level of operations.

The level of capital expenditures in 1996 continues to be minimal due to capital constraints. Capital expenditures for the first three months of 1996 were $5,000. The Company is making capital expenditures only to maintain current levels of operations.


FINANCIAL CONDITION
-------------------

Accounts Receivable
-------------------
Accounts receivable were $10,223,000 at February 3, 1996 compared to $13,467,000 at October 28, 1995, a decrease of $3,244,000. Trade receivables have historically been at their highest point at the end of the fourth quarter because of the heavy sales volume related to Christmas buying by retailers. Second, certain dating programs offered by the Company ended in the first quarter of 1996, resulting in collection of a significant amount of outstanding receivables.

Inventories
-----------
Inventories were $14,640,000 at February 3, 1996, an decrease of $1,188,000 from the inventories held at October 28, 1995 of $15,828,000. Of the decrease, approximately $400,000 is finished goods, $208,000 is work in process, and $580,000 in raw materials. Because of weak demand for footwear, the Company reduced operating schedules in its two plants to avoid a buildup of finished goods. Fewer raw materials have been procured and production of finished goods is off from prior periods.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION, Continued

FINANCIAL CONDITION, Continued
------------------------------
Borrowings Under Finance Agreement
----------------------------------
The balance outstanding under the finance agreement was $11,012,000 at February 3, 1996 compared to $14,012,000 at October 28, 1995. The decrease can be attributed to the cash applied against the outstanding balance from collections of accounts receivable which were down $3,244,000 in the first quarter of 1996.


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits Filed:

       (4)(c)(4) Letter from Mellon Bank outlining modifications to financial covenants and other changes to the structure of the credit facility to be included in the first amendment to the credit agreement.

  (b)  Reports on Form 8-K:

       NONE


                                  SIGNATURES
                                  ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        B.B. Walker Company


     Date  March 19, 1996               KENT T. ANDERSON
                                        ---------------------------------
                                        Kent T. Anderson
                                        Chairman of the Board, Chief
                                        Executive Officer and President

     Date  March 19, 1996               WILLIAM C. MASSIE
                                        ---------------------------------
                                        William C. Massie
                                        Executive Vice President