Form 10-Q
period 1996-05-04
WALKER B B CO
filed 1996-06-17
CIK 104218

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE SECOND QUARTER ENDED MAY 4, 1996


                          Commission File Number 0-934



                              B.B. WALKER COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           North Carolina                                    56-0581797
  -------------------------------                         ----------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


  414 East Dixie Drive, Asheboro, NC                            27203
- ----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:        (910) 625-1380




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

On June 3, 1996, 1,726,534 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                              B.B. WALKER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                (Unaudited)
                                                  May 4,          October 28,
               Assets                              1996              1995
               ------                           -----------       -----------

Cash                                            $        1        $        1
Accounts receivable, less allowance
  for doubtful accounts of $691 in
  1996 and $521 in 1995                             11,482            13,467
Inventories                                         12,937            15,828
Prepaid expenses                                       242               311
Income tax recovery receivable                         361               613
Deferred income tax benefit, current                   678               678
                                                   -------           -------
    Total current assets                            25,701            30,898

Property, plant and equipment, net of
  accumulated depreciation and amortization
  of $5,718 in 1996 and $5,412 in 1995               2,657             2,968
Deferred income tax benefit, long-term                  92                92
Other assets                                           368               419
                                                   -------           -------
                                                $   28,818        $   34,377
                                                   =======           =======


























                                                                  (Continued)

                              B.B. WALKER COMPANY
                    CONSOLIDATED BALANCE SHEETS, Continued
                                (In thousands)


                                                (Unaudited)
                                                  May 4,          October 28,
  Liabilities and Shareholders' Equity             1996              1995
  ------------------------------------          -----------       -----------

Borrowings under finance agreement              $   11,146        $   14,012
Current portion of long-term obligations             1,156             1,088
Accounts payable, trade                              3,493             5,210
Accrued salaries, wages and bonuses                    572               591
Other accounts payable and accrued liabilities       1,165               632
                                                   -------           -------
    Total current liabilities                       17,532            21,533
                                                   -------           -------

Long-term obligations                                3,779             4,257
Minority interests in consolidated subsidiary           34                34

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 1996 and 1995                    83                83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,726,535 shares issued and
    outstanding in 1996 and 1995                     1,727             1,727
  Capital in excess of par value                     2,724             2,724
  Retained earnings                                  3,070             4,158
  Shareholders' loans                                 (131)             (139)
                                                   -------           -------
    Total shareholders' equity                       7,473             8,553
                                                   -------           -------
   Commitments and contingencies
                                                $   28,818        $   34,377
                                                   =======           =======














The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF LOSS
                      (In Thousands, Except Per Share Data)
                                                            (Unaudited)                         (Unaudited)
                                                       Second Quarter Ended                 Six Months Ended
                                                    --------------------------         --------------------------
                                                      May 4,        April 29,            May 4,        April 29,
                                                       1996           1995                1996           1995
                                                    -----------    -----------         -----------    -----------
Net sales                                           $    9,046     $   10,717          $   19,066     $   21,163
Interest and other income                                   21             22                  27             44
                                                    -----------    -----------         -----------    -----------
    Total revenues                                       9,067         10,739              19,093         21,207
                                                    -----------    -----------         -----------    -----------

Cost of products sold                                    7,040          8,364              14,618         16,083
Selling and administrative expenses                      2,480          2,896               4,993          5,691
Depreciation and amortization                              164            168                 326            333
Interest expense                                           354            393                 794            765
                                                    -----------    -----------         -----------    -----------
    Total costs and expenses                            10,038         11,821              20,731         22,872
                                                    -----------    -----------         -----------    -----------

Loss before income taxes and
  minority interest                                       (971)        (1,082)             (1,638)        (1,665)

Benefit from income taxes                                 (335)          (394)               (554)          (609)
Minority interest                                          -              -                     1              1
                                                    -----------    -----------         -----------    -----------

    Net loss                                              (636)          (688)             (1,085)        (1,057)

Retained earnings at beginning of period                 3,708          5,038               4,158          5,408
Dividends on common stock                                  -              -                   -              -
Dividends on preferred stock                                (2)            (2)                 (3)            (3)
                                                    -----------    -----------         -----------    -----------

Retained earnings at end of period                  $    3,070     $    4,348          $    3,070     $    4,348
                                                    ===========    ===========         ===========    ===========

Net loss per share:
       Primary                                       $     (.37)    $     (.40)         $     (.63)    $     (.61)
                                                    ===========    ===========         ===========    ===========
      Fully diluted                                 $     (.37)    $     (.40)         $     (.63)    $     (.61)
                                                    ===========    ===========         ===========    ===========

Weighted average common shares outstanding:
       Primary                                            1,728          1,730               1,728          1,739
                                                    ===========    ===========         ===========    ===========
       Fully diluted                                      1,728          1,730               1,728          1,739
                                                    ===========    ===========         ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              B.B. WALKER COMPANY
                      CONSOLIDATED CASH FLOWS STATEMENTS
                                (In thousands)
                                                            (Unaudited)
                                                            Six Months
                                                               Ended
                                                     ------------------------
                                                        May 4,      April 29,
                                                         1996         1995
                                                     -----------   -----------
Cash Flows From Operating Activities:
  Net loss                                           $   (1,085)   $   (1,057)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                           326           333
    Gain on sale of property, plant and equipment            (2)           (1)
    Deferred income taxes                                   -               1
    (Increase) decrease in:
     Accounts receivable, net                             1,985         2,375
     Inventories                                          2,891        (2,028)
     Prepaid expenses                                        69           119
     Other assets                                            51           (15)
    Increase (decrease) in:
     Accounts payable, trade                             (1,717)        1,254
     Accrued salaries, wages and bonuses                    (19)         (212)
     Other accounts payable and accrued liabilities         533           174
     Income taxes payable                                   252          (613)
                                                        -------       -------
  Net cash provided by operating activities               3,284           330
                                                        -------       -------
Cash Flows From Investing Activities:
  Capital expenditures                                      (15)          (14)
  Proceeds from disposal of property,
    plant and equipment                                       2          -  1
                                                        -------       -------
  Net cash used for  investing activities                   (13)          (13)
                                                        -------       -------
Cash Flows From Financing Activities:
  Net borrowing under finance agreement                  (2,866)         (458)
  Proceeds from issuance of long-term obligations            32           941
  Payment on long-term obligations                         (442)         (812)
  Repurchase of common stock                               -             (135)
  Loans to shareholders, net of repayments                    8           150
  Dividends paid on 7% cumulative preferred stock            (3)           (3)
                                                        -------       -------
  Net cash used for financing activities                 (3,271)         (317)
                                                        -------       -------

Net change in cash                                         -             -
Cash at beginning of year                                     1             1
                                                        -------       -------
Cash at end of second quarter                        $        1    $        1
                                                        =======       =======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              B.B. WALKER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
- ------
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the financial results of B.B. Walker Company and Subsidiary (the "Company") for the interim periods included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year.

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The fiscal year that ends on November 2, 1996 will include fifty-three weeks of operations as compared to fifty-two weeks in 1995. The Company elected to include the one extra week in the first accounting period of the fiscal year. Therefore, the results for the six months ended May 4, 1996 include twenty-seven weeks of operations for the Company. The comparative six month results for the period ended April 29, 1995 reflect twenty-six weeks of operations for the Company. The results for the comparative second quarters of 1996 and 1995 each include thirteen weeks of operations.

Note 2
- ------
Earnings per common share is computed by deducting preferred dividends from net income to determine net income attributable to common shareholders. This amount is divided by the weighted average number of common shares outstanding during the quarter plus the common stock equivalents arising from stock options. For primary earnings per share, the common stock equivalents are calculated using the average of the high and low asked price for the period. For fully diluted earnings per share, the common stock equivalents are calculated using the asked price at the end of the period if greater than the average asked price for the period.

Note 3
- ------
Long-term obligations consist of the following amounts (in thousands):

                                               (Unaudited)
                                                  May 4,         October 28,
                                                   1996             1995
                                               -----------       -----------
Notes payable to banks                         $    2,910        $    3,165
Notes payable to governmental authorities             679               704
Promissory notes payable to shareholders            1,181             1,233
Capital lease obligations                             165               243
                                                  -------           -------
                                                    4,935             5,345
Less portion payable within one year                1,156             1,088
                                                  -------           -------
                                               $    3,779        $    4,257
                                                  =======           =======

                              B.B. WALKER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Note 4
- ------
Inventories are composed of the following amounts (in thousands):

                                               (Unaudited)
                                                  May 4,         October 28,
                                                   1996             1995
                                               -----------       -----------

     Finished goods                            $    8,288        $    9,574
     Work in process                                  624               807
     Raw materials and supplies                     4,025             5,447
                                                  -------           -------
                                               $   12,937        $   15,828
                                                  =======           =======

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
- ---------------------
The following summarizes the results of operations for the Company for the second quarters and six months ended May 4, 1996 and April 29, 1995:

                                           Second                  Six
                                        Quarter Ended         Months Ended
                                      May 4,   April 29,    May 4,   April 29,
                                       1996      1995        1996      1995
                                     --------  --------    --------  --------
    Net sales                         100.0%    100.0%      100.0%    100.0%
    Cost of products sold              77.8%     78.0%       76.7%     76.0%
                                      ------    ------      ------    ------
      Gross margin                     22.2%     22.0%       23.3%     24.0%

    Selling and administrative
      expenses                         27.4%     27.0%       26.2%     26.9%
    Depreciation and amortization       1.8%      1.6%        1.7%      1.6%
    Interest expense                    3.9%      3.7%        4.2%      3.6%
    Interest and other income           (.2%)     (.2%)       (.2%)     (.2%)
                                      ------    ------      ------    ------
      Income before income taxes
        and minority interest         (10.7%)   (10.1%)      (8.6%)    (7.9%)

    Provision for income taxes         (3.7%)    (3.7%)      (2.9%)    (2.9%)
    Minority interest                    -         -           -         -
                                      ------    ------      ------    ------
      Net income                       (7.0%)    (6.4%)      (5.7%)    (5.0%)
                                      ======    ======      ======    ======

NET SALES
- ---------
Net sales for the second quarter were $9,046,000 which was 15.6% lower than net sales of $10,717,000 in the second quarter of 1995. For the six months ended May 4, 1996, net sales were $19,066,000, or 9.9% lower, as compared to $21,163,000 for the same period in 1995.

Sales of branded footwear in the Work/Outdoor Division were down 16.2% and 11.1% for the six months and the second quarter, respectively. Demand for footwear produced by this division was much stronger during the first six months of 1995 compared to the first six months of 1996. A soft retail sector is slowing inventory turns for the Company's customers and is resulting in reduced orders compared to the prior year. Also, strong winter weather disrupted retailers operations by forcing store closings and delaying shipments. For the six months ended May 4, 1996, domestic sales were down 11.7% compared to the prior year. In the second quarter, domestic sales were down 8.7% from 1995's second quarter. Pair shipments in the second quarter were off 15.2% from 1995. For the six month period, pair shipments were down 12.9%. Export sales in this division fell 24.2% in the second quarter compared to 1995. For the six months, export sales were off 35.9% from 1995.

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


Private label sales in the Work/Outdoor Division for the six months and second quarter were down 9.2% and 35.5%, respectively. The decrease came primarily from a decrease in pairs shipped to existing private label accounts.

Other sales in this division, which consists primarily of sales from the Company's retail outlets and sales to institutional customers remained relatively flat when compared to the prior year.

Branded footwear sales in the Western Boot Division fell during the second quarter and the six month period ended May 4, 1996. Orders from customers were down in the second quarter due to slow sales at the retail level. Sales in this division were lower than 1995 by 9.9% for the six months and 18.9% for the second quarter. Pair shipments were down 15.3% in the second quarter of 1996 over the second quarter of 1995. For the six month period, pair shipments decreased 3.8% over 1995. Competition for market share led to competitive pricing and lower average price per unit shipped.

Sales to private label customers in the Western Division increased 241.4% and 224.9% in the six months and second quarter ended May 4, 1996, respectively, when compared to the same periods for 1995. Larger shipments to existing customers made up the largest part of this growth as the Company has expanded its offerings. However, since this division only comprises 5% of the Company's net sales, its impact on operations has been minimal.


GROSS MARGIN
- ------------
The Company's gross margin fell to 23.3% for the first six months of 1996 from 24.0% for the first six months of 1995. For the second quarter of 1996 and 1995, the gross margin was 22.2% and 22.0%, respectively. The gross margin was impacted by discounting programs in the branded divisions. Significant competition has led to aggressive pricing and dating terms in order to induce orders and increase market share. In addition, manufacturing variances, primarily from fixed expenses, have had an unfavorable impact on the gross margin. For 1996, pairs produced in the Company's plants has been 18.7% lower than 1995. Because of reduced demand for footwear, the Company has reduced operating schedules in its plants in order to avoid a large buildup of finished goods inventory.

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


SELLING AND ADMINISTRATIVE EXPENSES
- -----------------------------------
Selling and administrative expenses were $2,480,000 for the second quarter of 1996 as compared to $2,896,000 for the second quarter of 1995, a decrease of $416,000 or 14.4%. For the six months ended May 4, 1996 and April 29, 1995, selling and administrative expenses were $4,993,000 and $5,691,000, respectively, or $698,000 (12.3%) lower. The Company continues to analyze its expenses and identify reductions of operating expenses in order to match its cost structure with the current level of operations. Salary and benefits were down approximately $215,000 and $307,000 for the second quarter and six months, respectively. Several personnel positions, which are vacant, have not been replaced and their work has been redistributed. Travel and showroom expenses have fallen $123,000 for the second quarter and $163,000 for the six months from 1995 levels. The Company is carefully evaluating expenses in this area to determine opportunities for cost savings. Finally, freight expenses are down $79,000 in the second quarter and $131,000 for the six months. The prior year had higher than normal freight expenses because of reduced freight promotions offered to customers.


INTEREST EXPENSE
- ----------------
Interest expense for the six months ended May 4, 1996 was $794,000, or $29,000 higher than interest expense of $765,000 for the six months ended April 29, 1995. For the second quarter, 1996 expense was $39,000 lower than 1995 expense. For the six month period, the increase is primarily attributable to the higher average balance outstanding on long-term debt. The Company refinanced the mortgage on its Asheboro facilities in August 1995 which increased the outstanding amount by approximately $1,000,000. The interest rate on this debt was 1.5% higher than the mortgage note payable that was replaced. In addition, the Company completed the financing on its Somerset facilities in July 1995 which added an additional $240,000 to long-term debt. The average daily outstanding amount on the revolving finance agreement was approximately the same for each period. For the second quarter, the impact of increased long-term debt was offset by a lower average daily outstanding amount on the revolving finance agreement and lower interest rates. The average daily outstanding amount on the revolving finance agreement was approximately $1,200,000 lower in 1996 than in 1995. In addition, during the second quarter of 1996, interest rates on the revolving finance agreement ranged from 8.75% to 9.25%. During the same period of 1995, interest rates were 9.5%.


DEPRECIATION AND AMORTIZATION
- -----------------------------
Depreciation and amortization was $326,000 in 1996 as compared to $333,000 in 1995 for the first six months of the year. For the second quarter, depreciation expense was $164,000 in 1996 compared to $168,000 in 1995. The Company has made few capital expenditures in 1996 and in 1995, resulting in small changes in depreciation expense.

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


PROVISION FOR INCOME TAXES
- --------------------------
The Company has an income tax recovery of $335,000 for the second quarter ended May 4, 1996 compared to an income tax recovery of $394,000 for the second quarter of 1995. For the six months, the Company had an income tax recovery of $554,000 in 1996 and income tax recovery of $609,000 in 1995. Income tax rates have been consistent between 1996 and 1995.


NET INCOME
- ----------
The Company reported a net loss of $636,000 for the second quarter and a net loss of $1,085,000 for the six months ended May 4, 1996. For the comparable periods of 1995, the Company had a net loss of $688,000 for the second quarter and a net loss of $1,057,000 for the six months. Net sales for the Company were significantly lower for the six months and the second quarter compared to the prior year. Lower sales have been partially offset by reduced selling and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The Company continues to rely on the revolving finance agreement with a bank to provide its daily working capital requirements. On August 15, 1995, the Company entered into a new revolving financing agreement which replaced its existing revolving credit facility. The amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. By agreement of the Company's bank, certain restrictive covenants under the revolving finance agreement have been amended for the period ended October 28, 1995 and thereafter. As part of the amendment, the line of credit based on eligible accounts receivable and inventories was reduced from $20,000,000 to $16,000,000. Advances up to the limit of the line of credit continue to be available against eligible accounts receivable. The seasonal adjustment for inventories was amended from a range of $6,500,000 to $9,000,000 to a range of $7,000,000 to $8,000,000. The interest rate under the revolving finance agreement was raised from prime plus
 .5% to prime plus 1.0% (9.25% at May 4, 1996).


In addition, the new agreement provided a $3,000,000 term loan that was used to repay the existing mortgage note payable to a bank. Per the terms of the note, the Company will pay 84 monthly installments of principal and interest ranging from $36,000 to $59,000.

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

The Company had approximately $80,000 of unused availability under the agreement at May 4, 1996. The Company believes that its revolving finance agreement, as amended, will provide the necessary liquidity to fund its current level of operations.

The level of capital expenditures in 1996 has been comparable to the prior year. Capital expenditures for the first six months of 1996 were $15,000 compared to $14,000 in the first six months of 1995. The Company is making capital expenditures only to maintain current levels of operation. Funding for capital expenditures has primarily come from the available balance on the finance agreement.


FINANCIAL CONDITION

ACCOUNTS RECEIVABLE
- -------------------
Accounts receivable were $11,482,000 at May 4, 1996 compared to $13,467,000 at October 28, 1995, a decrease of $1,985,000. The balance is lower for two reasons. Trade receivables have historically been at their highest point at the end of the fourth quarter because of the heavy sales volume related to Christmas buying by retailers. Second, certain dating programs offered by the Company ended in the first quarter of 1995, resulting in significant collection of receivables.


INVENTORIES
- -----------
Inventories were $12,937,000 at May 4, 1996, a decrease of $2,891,000 from the inventory on hand at October 28, 1995 of $15,828,000. Of the decrease, approximately $1,286,000 is finished goods, $183,000 is work in process, and $1,422,000 is raw materials. The decrease is a result of the reduced production schedules in the Company's plants and greater emphasis on managing inventories. Sales are historically at their highest point in the fourth quarter of each year.


BORROWINGS UNDER FINANCE AGREEMENT
- ----------------------------------
The balance outstanding under the finance agreement was $11,146,000 at May 4, 1996 compared to $14,012,000 at October 28, 1995. The decrease can be attributed to the cash applied against the outstanding balance from collections of accounts receivable and better management of inventories.

PART II.  OTHER INFORMATION
- ---------------------------

Item 2.  Changes in Securities

         Effective April 15, 1996, the Company executed an amendment to its financing agreement which established new financial covenants for the agreement, as well as modifying key provisions of the agreement.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Forty-Fifth Annual Meeting of the Shareholders of the Company was held on Monday, March 18, 1996, as set forth in the Notice of Annual Meeting of Shareholders dated and mailed on February 26, 1996. Of the 1,726,535 shares of common stock issued and outstanding on the record date, 1,444,178 shares or 83.65% of the common stock outstanding were represented in person or by proxy at the meeting. For the issues presented to the shareholders for their consideration, the results were as follows:

         1 - The Board of Directors, in accord with the By-laws, established the number of Directors at six. The shareholders elected the six persons nominated by them in the proxy statement mailed February 26, 1996. All director nominees had served as directors during the prior year and all were elected by the shareholders. There were no other nominations for director presented at the meeting. The six nominees were elected with results as follows:

                                 Shares      Shares         Shares Marked
            Director               For       Against      Withhold Authority
      --------------------     ----------   ---------     ------------------
       Kent Anderson            1,434,259      3,032            6,887
       George M. Ball           1,436,536        504            7,138
       Robert L. Donnell, Jr.   1,436,278        762            7,138
       James P. McDermott       1,437,096        144            6,938
       Michael C. Miller        1,436,896        144            7,138
       Edna A. Walker           1,437,240        -              6,938


         2 - Ratification by the Shareholders of the action by the Board of Directors to appoint Price Waterhouse LLP as the Company's independent certified public accounting firm for the 1996 fiscal year. The action was ratified with 1,436,310 shares voting for, 51 shares voting against, and 7,817 abstaining from the vote.

- --------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits Filed:

             (4)(c)(5) First Amendment to the Credit Agreement between B.B. Walker Company and Mellon Bank, N.A.

        (b)  Reports on Form 8-K:

             NONE


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             B.B. Walker Company


       Date  June 17, 1996                   KENT T. ANDERSON
             -------------                   -------------------------------
                                             Kent T. Anderson
                                             Chairman of the Board, Chief
                                             Executive Officer and President




       Date  June 17, 1996                   WILLIAM C. MASSIE
             -------------                   -------------------------------
                                             William C. Massie
                                             Executive Vice President