Form 10-Q
period 1996-08-03
WALKER B B CO
filed 1996-09-16
CIK 104218

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
                                   ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THIRD QUARTER ENDED AUGUST 3, 1996


                      Commission File Number 0-934



                          B. B. WALKER COMPANY
           (Exact name of registrant as specified in its charter)



           North Carolina                                    56-0581797
  -------------------------------                         ----------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


  414 East Dixie Drive, Asheboro, NC                            27203
- -----------------------------------------------               ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:        (910) 625-1380




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

On September 12, 1996, 1,726,534 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                    (Unaudited)
                                                     August 3,     October 28,
            Assets                                     1996           1995
           --------                                 -----------    -----------
Cash                                                $        1     $        1
Accounts receivable, less allowance for doubtful
  accounts of $784 in 1996 and $521 in 1995             11,343         13,467
Inventories                                             13,030         15,828
Prepaid expenses                                           167            311
Income tax recovery receivable                             644            613
Deferred income tax benefit, current                       678            678
                                                    -----------    -----------
    Total current assets                                25,863         30,898

Property, plant and equipment, net of accumulated
  depreciation and amortization of $5,886 in 1996
  and $5,412 in 1995                                     2,494          2,968
Deferred income tax benefit, long-term                      92             92
Other assets                                               335            419
                                                    -----------    -----------
                                                    $   28,784     $   34,377
                                                    ===========    ===========























                                                                   (Continued)

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS, Continued
                                (In Thousands)

                                                    (Unaudited)
                                                     August 3,     October 28,
      Liabilities and Shareholders' Equity             1996           1995
      ------------------------------------          -----------    -----------

Borrowings under finance agreement                  $   10,398     $   14,012
Current portion of long-term obligations                 1,242          1,088
Accounts payable, trade                                  4,947          5,210
Accrued salaries, wages and bonuses                        311            591
Other accounts payable and accrued liabilities           1,411            632
Income taxes payable                                      -              -
                                                    -----------    -----------
    Total current liabilities                           18,309         21,533
                                                    -----------    -----------

Long-term obligations, net of current portion            3,540          4,257
Minority interests in consolidated subsidiary               33             34

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 1996 and 1995                        83             83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,726,534 shares in 1996 and
    1,726,535 shares in 1995 issued and outstanding      1,727          1,727
  Capital in excess of par value                         2,724          2,724
  Retained earnings                                      2,495          4,158
  Shareholders' loans                                     (127)          (139)
                                                    -----------    -----------
    Total shareholders' equity                           6,902          8,553
                                                    -----------    -----------
                                                    $   28,784     $   34,377
                                                    ===========    ===========









The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                           (Unaudited)                         (Unaudited)
                                                       Third Quarter Ended                 Nine Months Ended
                                                    --------------------------         --------------------------
                                                     August 3,      July 29,            August 3,      July 29,
                                                       1996           1995                1996           1995
                                                    -----------    -----------         -----------    -----------
Net sales                                           $    8,539     $   10,073          $   27,605     $   31,236
Interest and other income                                   11             14                  38             58
                                                    -----------    -----------         -----------    -----------
    Total revenues                                       8,550         10,087              27,643         31,294
                                                    -----------    -----------         -----------    -----------

Cost of products sold                                    6,502          7,640              21,120         23,723
Selling and administrative expenses                      2,391          2,125               7,384          7,816
Depreciation and amortization                              168            168                 494            501
Interest expense                                           345            395               1,139          1,160
                                                    -----------    -----------         -----------    -----------
    Total costs and expenses                             9,406         10,328              30,137         33,200
                                                    -----------    -----------         -----------    -----------
Loss before benefit from income taxes and
  minority interest                                       (856)          (241)             (2,494)        (1,906)

Benefit from income taxes                                 (283)          (108)               (837)          (717)
Minority interest                                            1              1                   2              2
                                                    -----------    -----------         -----------    -----------
    Net loss                                              (574)          (134)             (1,659)        (1,191)

Retained earnings at beginning of period                 3,070          4,348               4,158          5,408
Dividends on preferred stock                                (1)            (1)                 (4)            (4)
                                                    -----------    -----------         -----------    -----------
Retained earnings at end of period                  $    2,495     $    4,213          $    2,495     $    4,213
                                                    ===========    ===========         ===========    ===========

Net loss per share:

      Primary                                       $     (.33)    $     (.08)         $     (.96)    $     (.69)
                                                    ===========    ===========         ===========    ===========
      Fully diluted                                 $     (.33)    $     (.08)         $     (.96)    $     (.69)
                                                    ===========    ===========         ===========    ===========

Weighted average common shares outstanding:

      Primary                                            1,727          1,729               1,727          1,736
                                                    ===========    ===========         ===========    ===========
      Fully diluted                                      1,727          1,729               1,727          1,736
                                                    ===========    ===========         ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                                           (Unaudited)
                                                        Nine Months Ended
                                                    --------------------------
                                                     August 3,      July 29,
                                                       1996           1995
                                                    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                          $   (1,659)    $   (1,191)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                          494            501
    Gain on sale of property, plant and equipment           (6)            (1)
    Deferred income taxes                                  -                3
    (Increase) decrease in:
      Accounts receivable, net                           2,124          2,242
      Inventories                                        2,798         (1,428)
      Prepaid expenses                                     144            105
      Other assets                                          84           (120)
    Increase (decrease) in:
      Accounts payable, trade                             (263)           155
      Accrued salaries, wages and bonuses                 (280)           (78)
      Other accounts payable and accrued liabilities       779           (187)
      Income taxes                                         (31)          (720)
                                                    -----------    -----------
  Net cash provided by (used for) operating
    activities                                           4,184           (719)
                                                    -----------    -----------
Cash Flows From Investing Activities:
  Capital expenditures                                     (21)           (25)
  Proceeds from disposal of property, plant
    and equipment                                            6              1
                                                    -----------    -----------
  Net cash used for investing activities                   (15)           (24)
                                                    -----------    -----------
Cash Flows From Financing Activities:
  Net borrowing under finance agreement                 (3,614)           393
  Proceeds from issuance of long-term obligations           45          1,284
  Payment on long-term obligations                        (607)          (899)
  Purchase of stock from minority interest                  (1)           -
  Repurchase of common stock                               -             (135)
  Loans to shareholders, net of repayments                  12            154
  Dividends paid on 7% cumulative preferred stock           (4)            (4)
                                                    -----------    -----------
  Net cash provided by (used for) financing
    activities                                          (4,169)           793
                                                    -----------    -----------
Net change in cash                                         -               50
Cash at beginning of year                                    1              1
                                                    -----------    -----------
Cash at end of third quarter                        $        1     $       51
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

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The fiscal year that ends on November 2, 1996 will include fifty-three weeks of operations as compared to fifty-two weeks in 1995. The Company elected to include the one extra week in the first accounting period of the fiscal year. Therefore, the results for the nine months ended August 3, 1996 include forty weeks of operations for the Company. The comparative nine month results for the period ended July 29, 1995 reflect thirty-nine weeks of operations for the Company. The results for the comparative third quarters of 1996 and 1995 each include thirteen weeks of operations.

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

NOTE 3
- ------
Long-term obligations consist of the following amounts (in thousands):

                                                  (Unaudited)
                                                   August 3,     October 28,
                                                     1996           1995
                                                  -----------    -----------
   Notes payable to banks                         $    2,800          3,165
   Notes payable to governmental authorities             664            704
   Promissory notes payable to shareholders            1,193          1,233
   Capital lease obligations                             125            243
                                                  -----------    -----------
                                                       4,782          5,345
   Less portion payable within one year                1,242          1,088
                                                  -----------    -----------
                                                  $    3,540          4,257
                                                  ===========    ===========

                       B.B. WALKER COMPANY AND SUBSIDIARY
              Notes To Consolidated Financial Statements, Continued


NOTE 4
- ------
Inventories are composed of the following amounts (in thousands):

                                                  (Unaudited)
                                                   August 3,     October 28,
                                                     1996           1995
                                                  -----------    -----------
      Finished goods                              $    7,803          9,574
      Work in process                                    741            807
      Raw materials and supplies                       4,486          5,447
                                                  -----------    -----------
                                                  $   13,030         15,828
                                                  ===========    ===========

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


RESULTS OF OPERATIONS
- ---------------------
The following summarizes the results of operations for the Company for the third quarters and nine months ended August 3, 1996 and July 29, 1995:

                                           Third                  Nine
                                       Quarter Ended          Months Ended
                                    -------------------   -------------------
                                    August 3,  July 29,   August 3,  July 29,
                                      1996       1995       1996       1995
                                    --------- ---------   --------- ---------
Net sales                              100.0%    100.0%      100.0%    100.0%
Cost of products sold                   76.1%     75.8%       76.5%     75.9%
                                       ------    ------      ------    ------
    Gross margin                        23.9%     24.2%       23.5%     24.1%

Selling and administrative
  expenses                              28.0%     21.1%       26.7%     25.0%
Depreciation and amortization            2.0%      1.7%        1.8%      1.6%
Interest expense                         4.0%      3.9%        4.1%      3.7%
Interest and other income                (.1%)     (.1%)       (.1%)     (.2%)
                                       ------    ------      ------    ------
    Loss before income taxes
      and minority interest            (10.0%)    (2.4%)      (9.0%)    (6.0%)

Benefit from income taxes               (3.3%)    (1.1%)      (3.0%)    (2.3%)
Minority interest                        -         -           -         -
                                       ------    ------      ------    ------
    Net loss                            (6.7%)    (1.3%)      (6.0%)    (3.7%)
                                       ======    ======      ======    ======


NET SALES
- ---------
Net sales for the third quarter ended August 3, 1996 were $8,539,000 which was 15.2% lower than net sales of $10,073,000 in the third quarter ended July 29, 1995. For the nine months ended August 3, 1996, net sales were $27,605,000, or 11.6% lower, as compared to $31,236,000 for the same period in 1995.

Branded footwear sales for the Work/Outdoor Division were down 18.3% and 22.1% for the nine months and the third quarter, respectively when compared to the prior year. Sales in this division have been impacted by soft retail sales. Demand for this style of footwear was stronger in 1995 than in 1996. This environment has led to competitive pricing and dating terms to maintain market share. Domestic sales in the Work/Outdoor Division were 16.3% and 23.5% lower for the nine months and third quarter, respectively. Pairs shipped were down 13.5% for the nine months and 14.4% for the third quarter. Export sales in this division were down 29.4% for the nine months and 10.9% for the third quarter as compared to 1995's results. Orders from existing customers overseas have not kept pace with the prior year.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


Private label sales for the nine month period are down 5.1% compared to the first nine months of 1995. However, for the third quarter, sales improved 4.2% from 1995's third quarter. Pairs shipped were down 6.6% for the nine months and up 8.8% for the third quarter. The results of this division reflect the activity of several large accounts and is determined by the timing of shipments. Year-to-date results reflect an overall slowdown in pairs shipped which is a result of a soft retail sector.

Other sales in this division, which consists primarily of sales at the Company's retail outlets remained relatively flat when compared to the prior year.

Branded footwear sales in the Western Boot Division fell during the nine month period and the third quarter when compared to the prior year. Sales in this division were down 13.6% for the nine months and 22.4% for the third quarter. This division has also been impacted by a soft retail sector. The Company has aggressively marketed its footwear and this has led to greater competition for market share and more pressure on pricing of its product. For the nine months and third quarter, pairs shipped were down 11.8% and 29.7%, respectively.

Sales to private label customers in the Western Division increased 220.3% during the first nine months and 161.3% during the third quarter as compared to the same periods in 1995. Larger shipments to existing customers made up the largest part of this growth as the Company has expanded its offerings. However, since this division comprises less than 5% of the Company's net sales, its impact on results has been minimal.


GROSS MARGIN
- ------------
The Company's gross margin fell to 23.5% for the first nine months of 1996 from 24.1% for the first nine months of 1995. For the third quarter of 1996 compared to 1995, the gross margin decreased to 23.9% from 24.2%.
A weak retail environment continues to impact the Company's operations.
In order to compete, the branded divisions continue to aggressively price their products and to offer discounting and extended dating terms.
In addition, manufacturing variances, primarily from fixed expenses, have had an unfavorable impact on the gross margin. For 1996, pairs produced in the Company's plants has been 17.3% lower than 1995. Because of lower shipments, the Company has reduced operating schedules in its plants at various intervals during the year to avoid a large buildup of finished goods inventory.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


SELLING AND ADMINISTRATIVE EXPENSES
- -----------------------------------
Selling and administrative expenses were $2,391,000 for the third quarter of 1996 as compared to $2,125,000 for the third quarter of 1995. For the nine months ended August 3, 1996 and July 29, 1995, selling and administrative expenses were $7,384,000 and $7,816,000, respectively. Expenses in most areas were lower in 1996 than in 1995. The Company has been reducing operating
expenses in response to its lower operating level.   Salary and benefits were
down approximately $433,000 for the nine months and $126,000 in the third quarter as compared to 1995. Several personnel positions, which are vacant, have not been replaced. In addition, better claims experience and a new third party administrator contract have contributed to a decrease in health care costs. The Company is also monitoring travel and showroom expenses carefully to identify cost reductions. For the nine months and third quarter, respectively, travel and showroom expenses are down $195,000 and $32,000. Finally, shipping costs are down $163,000 for the nine months and $32,000 for the third quarter as compared to 1995. The prior year had higher than normal freight expenses because of reduced freight promotions offered to customers. Offsetting these reductions partially is an increase in advertising expenses. For the nine months ended August 3, 1996, advertising expenses were $413,000 higher than the same period in 1995. Third quarter expenses for 1996 were $349,000 higher than 1995. The Company is more aggressively promoting its products in the market in response to a weak retail environment and significant competition. In addition, in the third quarter of 1995, the Company made modifications to some of its marketing plans and adjusted accruals related to these plans accordingly.


INTEREST EXPENSE
- ----------------
Interest expense for the nine months ended August 3, 1996 was $1,139,000, or $21,000 lower than interest expense of $1,160,000 for the nine months ended July 29, 1995. For the third quarter, 1996 expense was $50,000 lower than 1995 expense. The decrease for the nine month period and in the third quarter can be attributed to the lower average balances on outstanding debt and lower average interest rates than in the comparable periods of a year ago. Average outstanding advances under the revolving finance agreement were approximately $1,000,000 lower in the nine month period and $2,700,000 lower in the third quarter than in 1995. Interest rates for this agreement ranged from 8.75% to 9.25% in 1996 and from 9.0% to 9.5% in 1995. These savings have been offset by increases in interest expense on long-term debt. On average, outstanding long-term debt has averaged approximately $1,000,000 more in the current year than in the prior year. This is primarily the result of the refinancing of the mortgage note payable on its Asheboro facilities in August of 1995 and the completion of the financing on its Somerset facility in July 1995.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


DEPRECIATION AND AMORTIZATION
- -----------------------------
For the first nine months of the year, depreciation and amortization fell $7,000 to $494,000 in 1996 from $501,000 in 1995. For the third quarter, the expense was $168,000 in 1996 and in 1995. Depreciation expense has remained fairly level as the Company has reduced its level of capital expenditures in 1995 and 1996 to minimal amounts.


BENEFIT FROM INCOME TAXES
- -------------------------
For the nine months and third quarter ended August 3, 1996, the Company recorded a benefit from income taxes of $837,000 and $283,000, respectively. For the comparable periods of 1995, the Company had a benefit from income taxes of $717,000 and $108,000, respectively. Income tax rates have been consistent between 1996 and 1995.


NET LOSS
- --------
For the third quarter of 1996 and 1995, the Company reported a net loss of $574,000 and $134,000, respectively. For the first nine months of 1996, the Company's net loss was $1,659,000 compared to a net loss of $1,191,000 for the same period in 1995. The primary reason for the larger net loss in the third quarter and for the nine month period as compared to the same periods in the prior year is the lower net sales volume. A soft retail sector has resulted in significant competition for a share of a smaller market. Lower sales have been partially offset by lower selling and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company continues to rely on the revolving finance agreement with a bank to provide its daily working capital requirements. On August 15, 1995, the Company entered into a new revolving financing agreement which replaced its existing revolving credit facility. The amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. By agreement of the Company's bank on April 15, 1996, certain restrictive covenants under the revolving finance agreement have been amended for the period ended October 28, 1995 and thereafter. As part of the amendment, the line of credit based on eligible accounts receivable and inventories was reduced from $20,000,000 to $16,000,000. Advances up to the limit of the line of credit continue to be available against eligible accounts receivable. The seasonal adjustment for inventories was amended from a range of $6,500,000 to $9,000,000 to a range of $7,000,000 to $8,000,000. The interest rate under the revolving finance agreement was raised from prime plus
 .5% to prime plus 1.0% (9.25% at August 3, 1996).

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

As a condition to providing the financing, the bank requires that the Company meet various restrictive covenants. These covenants include, among other things, maintenance of certain financial ratios, limits on capital expenditures, minimum net worth and net income requirements and restrictions on the amount of borrowings from stockholders. At the end of the third quarter, the Company was out of compliance with certain financial covenants relating to its leverage ratio, net worth, and working capital. The Company had entered into a forbearance agreement with the bank in which the bank agreed not to take any action against the Company for violation of its financial covenants. The agreement expired at the end of August 1996. As of the date of this filing, the Company is negotiating the terms of a new forbearance agreement with the bank to cover financial covenants violations.

All borrowings under the agreement are secured by all accounts receivable, inventories, machinery and equipment of the Company. In addition, the bank has a first lien on the Asheboro land and facilities and a subordinated lien on the Somerset facilities.

The Company had approximately $488,000 of unused availability under the agreement at August 3, 1996. The Company believes that its revolving finance agreement, as amended, will provide the necessary liquidity to fund its current level of operations.

The level of capital expenditures in 1996 has been comparable to the prior year. Capital expenditures for the first nine months of 1996 were $21,000 compared to $25,000 in the first nine months of 1995. The Company is making capital expenditures only to maintain current levels of operation. Funding for capital expenditures has primarily come from the available balance on the finance agreement.


FINANCIAL CONDITION

ACCOUNTS RECEIVABLE
- -------------------
Accounts receivable were $11,343,000 at August 3, 1996 compared to $13,467,000 at October 28, 1995, a decrease of $2,124,000. Trade receivables have historically been at their highest point at the end of the fourth quarter because of the heavy sales volume related to Christmas buying by retailers. Second, certain dating programs offered by the Company ended in the first quarter of 1996, resulting in significant collection of outstanding receivables.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


INVENTORIES
- -----------
Inventories were $13,030,000 at August 3, 1996, a decrease of $2,798,000 from the inventories held at October 28, 1995 of $15,828,000. Of the decrease, approximately $1,771,000 is finished goods, $66,000 is work in process, and $961,000 is raw materials. The lower balance is a result of the Company focusing on managing inventory turns, both finished goods and raw materials, in order to reduce the investment in inventories.


BORROWINGS UNDER FINANCE AGREEMENT
- ----------------------------------
The balance outstanding under the finance agreement was $10,398,000 at August 3, 1996 compared to $14,012,000 at October 28, 1995. The decrease can be attributed to the cash applied against the outstanding balance from collections of accounts receivable and better management of inventories.

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
- ------       --------------------------------
(a)   Exhibits Filed:

      NONE


(b)   Reports on Form 8-K:

      NONE


                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     B.B. Walker Company


     Date  September 16, 1996        KENT T. ANDERSON
           ------------------        ----------------
                                     Kent T. Anderson
                                     Chairman of the Board, Chief
                                     Executive Officer and President




     Date  September 16, 1996        WILLIAM C. MASSIE
           ------------------        -----------------
                                     William C. Massie
                                     Executive Vice President