Form 10-K
period 1996-11-02
WALKER B B CO
filed 1997-02-14
CIK 104218

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 2, 1996

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

On February 12, 1997, the aggregate market value of voting stock held by non-affiliates was approximately $1,726,534.

On February 12, 1997, 1,726,534 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of the Company for the year ended November 2, 1996 are incorporated herein by reference in Parts II and
IV. Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 17, 1997 are incorporated by reference in
Part III.

The Exhibit Index is on Pages F-4 through F-6.

                              B.B. WALKER COMPANY
                         1996 FORM 10-K ANNUAL REPORT

                               Table of Contents


                                    PART I
                                                                      Page No.

Item 1.     Business                                                     1

Item 2.     Properties                                                   9

Item 3.     Legal Proceedings                                            10

Item 4.     Submission of Matters to a Vote of Security Holders          10

            Executive Officers of the Company                            11


                                    PART II

Item 5.     Market for the Registrant's Common Stock and
              Related Stockholder Matters                                11

Item 6.     Selected Financial Data                                      11

Item 7.     Management's Discussion and Analysis of the
              Results of Operations and Financial Condition              12

Item 8.     Financial Statements and Supplementary Data                  12

Item 9.     Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure                     12


                                    PART III

Item 10.    Directors, Executive Officers, Promoters and
              Control Persons of the Registrant                         12

Item 11.    Executive Compensation                                      12

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                            12

Item 13.    Certain Relationships and Related Transactions              12


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                       13


Exhibit Index                                                   F-4 to F-6

B.B. Walker Company
1996 Form 10-K

                                    PART I

ITEM 1.  BUSINESS

GENERAL

B.B. Walker Company, (the "Company") was incorporated in North Carolina on October 15, 1952. The Company designs, manufactures and markets complete lines of moderately-priced, value-oriented western and work/outdoor boots and shoes for men and women. The majority of the Company's products are sold under its proprietary brand names, with the remainder sold under major retailers' private labels and on contract to other footwear manufacturers.
The Company markets its product primarily to wholesale customers in the United States, but it also serves customers in Canada, Japan and Europe. The Company has one subsidiary, Bender Shoe Company ("Bender"), which is wholly-owned. Bender is located in Somerset, Pennsylvania and principally manufactures western footwear. In addition, the Company operates three retail shoe outlets which carry a wide assortment of footwear, including other footwear companies' brands, accessories and footwear care products. The retail shoe outlet in Myrtle Beach, SC is scheduled to close in January 1997.

In December 1995, the Company reorganized its internal structure, moving from a functional organization to two vertically-integrated, separate divisions operating independently and supported by a small corporate staff. The new divisions focused on serving western boot customers and work/outdoor boot customers, respectively, which included both instock and private label accounts. Each division was led by a general manager who assumed responsibility for all phases of manufacturing, marketing and distribution of the respective division's products. However, during fiscal 1996, a soft retail environment persisted and sales and profits did not respond as anticipated to the new divisional structure. Management made a critical assessment of the Company's situation and the steps that were necessary to move the Company in a more positive direction. In the fourth quarter of 1996, management chose to consolidate some operations and services and reduce other parts of the Company.

During the fourth quarter, the Company began implementation of a plan to consolidate various operations and services. The Company repositioned its product offerings to direct the Company's limited resources towards those styles that display the most potential for the Company. Management reviewed the existing lines offered by the Company and eliminated styles that would not generate acceptable returns for the Company. Most of the styles eliminated were part of the outdoor line. The Company will continue to offer styles within all of its existing branded lines. With fewer styles in the Company's product lines, less investment should be required in finished goods and raw material inventories. In addition, the rate of turns in existing inventories should improve.

B.B. Walker Company
1996 Form 10-K

To support the more efficient product lines and improve market coverage for the Company's styles, the separate sales forces which previously served the Work/Outdoor Division and the Western Division were merged into a single sales force under the supervision of one national sales manager. Several new sales territories were established to allow concentration of efforts in larger metropolitan areas. The new sales force will market both western and work/outdoor footwear to customers in their established territories thereby eliminating the overlap that existed with separate sales forces under the divisional structure. The Company provided extensive training for the sales force to prepare them to market both lines of footwear in their territories.

The Company anticipates making other operational changes to support the new direction of the Company. The efficient use of manufacturing capacity is one area that holds strong potential for improving the Company's operations. Management is examining its options related to current manufacturing operations to maximize use of manufacturing capacity. Also, additional changes in corporate and administrative operations will result in cost reductions, primarily in personnel and benefit costs.


The assumptions underlying management's plans are contingent on the Company achieving anticipated sales levels. Management will analyze the progress of the current consolidation and reduction of operations in achieving improved
profitability and cash flow projections.   If market conditions do not improve
for the Company and the anticipated sales levels are not achieved, further changes and reductions will be required. Among these changes may be the discontinuance of certain operations or elimination of certain product lines. However, if the Company is unable to implement the necessary changes in a timely manner or unforseen problems occur, there can be no assurances as to when the Company will return to a profitable level of operations and positive cash flow.


CURRENT PRODUCTS

The Company manufactures and distributes high quality, moderately-priced branded and private label footwear. The Company's product offerings to its customers consist of either western boots or work/outdoor boots. The Company has approximately 4,200 active accounts. A majority of the customer base is made up of small retail chains and independent retail outlets. In 1996 and 1995, no single customer comprised 10% or more of net sales. In 1994, one customer accounted for approximately 12% of net sales. The Company does not feel that a single customer or group of customers comprise a significant portion of operations or exert significant influence over the Company. The following is a description of the respective product offerings of the Company for each of its primary markets:

B.B. Walker Company
1996 Form 10-K


Western Boots
-------------
With its ABILENE brand, the Company offers its western boot customers high quality, all-leather boots for the traditional boot wearer. The ABILENE boot is made in both men's and women's styles and is distributed mainly through western apparel stores and tack shops. A more contemporary line, SAGE, is offered at a lower price point and features brighter colors and accents. The SAGE line is offered in both men's and women's styles. In addition, under the SAGE brand, the Company has a children's line of western footwear. In addition to the sales force, the Company also promotes these lines through use of a mobile sales showroom which is used at special customer promotions, rodeos and other events.

The Company has extended its licensing agreement to manufacture and market a line of western boots under the JACK DANIEL'S trademark of the Jack Daniel Distillery of Lynchburg, Tennessee for one year. The JACK DANIEL'S western boot line consists of quality, all-leather boots, which are marketed as a separate line of boots within this division. The Company is currently negotiating the terms for extending this agreement.

To promote brand recognition for the ABILENE line of footwear, the Company has entered into several promotional relationships with influential talents in country music and rodeo. In fiscal 1996, the Company's marketing/spokesman agreement with John Michael Montgomery expired. The Company elected not to renew the formal agreement with John Michael Montgomery but, on occasion, will contract with John Michael Montgomery to promote the ABILENE line for special events. In addition, during 1996, the Company signed a marketing/spokesman agreement with Noel Haggard, an up and coming star of country music, to promote the ABILENE line at his concerts and other special events. From rodeo, the Company is sponsoring Jerome Davis, the 1995 World Champion Bullrider, and is also producing a line of bullriding boots associated with him.

The ABILENE, SAGE and JACK DANIEL'S lines are manufactured at the Company's facility in Somerset, Pennsylvania. The final product is shipped to the central warehouse in Asheboro, North Carolina for distribution.

B.B. Walker Company
1996 Form 10-K


Work/Outdoor Boots and Footwear
-------------------------------
As discussed previously, during the fourth quarter of fiscal 1996, the Company carefully reviewed all styles in its product lines and eliminated those styles that offered only marginal returns to the Company. The majority of the styles dropped were from the work/outdoor line, primarily, outdoor styles. In recent years, efforts to expand the number and type of outdoor styles offered met with mixed success. Many of the outdoor styles required significant resources to develop and promote but could not be turned quickly enough to provide acceptable returns to the Company. Management decided to reduce the variety of outdoor styles that were in the line and refocus its marketing and product development efforts on work styles. Historically, the Company has developed a solid reputation as a producer of quality, durable work boots. Capitalizing on this strength is an important component of the reduction in the product line and consolidation of the sales force. Many of the work boot styles have the potential to be marketed to western customers, thereby expanding the customer base.

The Company manufactures and distributes work/outdoor footwear under its GOLDEN RETRIEVER brand. The Company offers a variety of work/outdoor styles under the GOLDEN RETRIEVER trademark, including pull-on, lace-up, lined, insulated and waterproof, in a variety of heights, soles and constructions. Upon implementation of management's plans, the GOLDEN RETRIEVER brand will cover the majority of the Company's work and outdoor styles. In addition, the Company manufactures and markets quality boots and shoes for work and safety use under the WALKER FOOTWEAR THAT WORKS brand and the SAFETY FIRST brand.
The work/outdoor lines are manufactured at the Company's Asheboro facility.


Private Label Footwear
----------------------
The Company also manufactures shoes for large retailers and other footwear manufacturers under contract. Most of the private label products consist of work/outdoor footwear although the Company is actively pursuing new customers of western private label products. The significant customers in this division consist of large national retail chains, specialty catalogue retailers and large wholesalers. In addition, this division serves large accounts overseas, primarily in Europe and Japan.


Other
-----
The Company operates three retail stores which offer the Company's branded merchandise at discount prices to retail customers. In addition to Company brands, a wide selection of other manufacturers' brands and accessories are offered to provide customers with a variety of options from which to choose. Two retail stores, which operate under THE FOOTFACTORY name, are located in outlet malls in Myrtle Beach, South Carolina and Lancaster, Pennsylvania. The third is a factory outlet store located in its Asheboro facility. As of November 2, 1996, the Company was in the process of closing its retail location in Myrtle Beach. The store will close effective January 31, 1997.

B.B. Walker Company
1996 Form 10-K


In addition, the Company also manufactures footwear for institutional customers, primarily prisons and correctional facilities. Styles manufactured for these customers are a basic work boot construction. Most orders for institutional customers are obtained through a competitive bidding process.



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

The Company continues to explore manufacturing and product design innovations in order to utilize its production capacity in the most efficient manner, to produce high quality footwear, and to maintain a moderate price structure for its products. Management believes innovation in its manufacturing process, including innovation in product design and cost containment, is instrumental in the Company's long term success.


SALES AND MARKETING

Effective with the changes implemented prior to year-end, the Company markets its products through a single sales force directed by a National Sales Manager. The national sales manager is accountable for planning the territory, budget, service, sales operations and motivation of the sales staff. Territories are established by the national sales manager using Metro Market Demographic and other statistical data. Salespersons are hired based on strengths and experience to sell and service within a territory, including development of the customer base. The Company's salespersons solicit orders within the territory to which they are assigned. Orders are submitted to the Company's credit department in Asheboro, North Carolina for acceptance or rejection based on the customer's credit history. To a lesser extent, the Company's products are also marketed by independent sales representatives. Such sales representatives are often engaged to develop new geographic markets for the Company.

B.B. Walker Company
1996 Form 10-K


The Company markets its products primarily to wholesale customers in the United States, but also provides footwear to customers in Canada, Japan and Europe. The Company has approximately 4,200 active accounts. The Company's salesmen are offered special incentives for opening new accounts. A majority of the customer base is made up of small retail chains and independent retail outlets. These customers have traditionally sold western or rugged work/outdoor products and, as such, have not been affected by changing fashion trends. For 1996 and 1995, no customers comprised 10% or more of net sales and the largest ten customers accounted for less than 25% of sales. During 1994, one customer, Wal-Mart, accounted for approximately 12% of net sales. The Company does not feel that a single customer or group of customers comprise a significant portion of operations or exert significant influence over the Company.


DISTRIBUTION

The Company's footwear is distributed nationally from its warehouse in Asheboro, North Carolina. The Company ships its finished goods with its own fleet of trucks and trailers and also uses a parcel delivery service and common carriers when cost effective or requested by the customer. The Company's trucks deliver goods to large customers, as well as to trucking terminals for subsequent delivery to customers by local or cartage carriers. On the back haul, the trucks generally pick up raw materials from suppliers for delivery to the Company's warehouse at its Asheboro facility.


COMPETITION

The Company operates in a highly competitive industry. Competition comes from numerous domestic manufacturers of footwear, as well as imports, particularly from China. According to the March 1996 Statistical Reporter of the
Footwear Industries of America, approximately 89% of all non-rubber footwear purchased in the United States is imported from foreign countries, primarily from China. With the North American Free Trade Agreement ("NAFTA") and the General Agreement on Trade and Tariffs ("GATT"), foreign competition has easier access to the United States markets. Foreign competition has been at a high level since 1981, when the Reagan Administration eliminated import restrictions on footwear. Since then, footwear imports have grown from 73% of the United States market to its current level. However, the growth in footwear imports in the western and work/outdoor markets, the Company's two primary markets, has been less than that experienced by footwear manufacturers serving other markets.

B.B. Walker Company
1996 Form 10-K

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


RAW MATERIAL AND FINISHED GOODS INVENTORIES

Each of the Company's footwear styles has different raw material requirements and is produced in numerous sizes and widths. The Company maintains its inventories of raw materials at its Asheboro facility. Raw materials are shipped from the Asheboro facility to the Somerset facility based on scheduled orders. To the extent practicable, the Company strives to support customers by maintaining the Company's most popular branded products in stock and by shipping products quickly to meet customer delivery requirements, with timely notification to customers of unavoidable delays in delivery. Because of the large number of variations in sizes and widths for each style, the Company continues to develop enhancements to its inventory control system and production planning process to ensure adequate stock levels are maintained and to minimize delivery time for out-of-stock items.

While the Company believes that its products are relatively insensitive to fashion trends, changes in consumer tastes do impact inventory levels. The Company's product development staff monitors the market and responds on a timely basis with new constructions and styles to prevent the buildup of inventory that is no longer in peak demand in the marketplace. In addition, the Company offers special incentive-based inventory reduction programs to turn over on-hand inventory of styles that are slow moving or that are being replaced with newer styles. Prior to year-end, the Company reviewed the styles offered in its various branded lines and made a decision to discontinue many styles that it felt would not provide acceptable returns. The Company wrote down these styles to the lower of cost or market. The majority of the styles were outdoor styles. The Company is in the process of closing out its remaining inventory for these styles.

The Company's principal raw materials are leather, rubber and composition-based heels and soles, and fiber based items, such as insoles. The Company purchases its raw materials from numerous suppliers, the majority of which are domestic. The Company is not dependent on any one supplier for raw materials. While the Company expects that supplies of raw materials will continue to be readily available as needed for the Company's operations, the price of some of the components of its products, primarily leather, has exhibited volatility in the past, and some price volatility can be anticipated in future years. The supply of leather and other raw materials was adequate in 1996.

B.B. Walker Company
1996 Form 10-K


SEASONALITY

The Company experiences significant seasonal fluctuations in net sales because consumers purchase a large percentage of the Company's products from September through January. As a result, retail dealers of the Company's products generally request delivery of products from June through October for advance orders and from October through December for restocking orders. Accordingly, inventory levels are highest during June and July and accounts receivable levels are highest during October through December. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years.


BACKLOG

Backlog records are maintained based on orders for pairs of footwear, rather than in terms of dollars. The backlog fluctuates on a seasonal basis, reaching higher levels in the spring and summer months when retailers buy for fall selling. At November 2, 1996, the backlog for orders believed to be firm was 92,385 pairs, as compared to 94,083 pairs as of October 28, 1995. The comparable backlog indicates that retailers are still hesitant to commit to significant orders in anticipation of the Christmas selling season.

At November 2, 1996, the Company's backlog for branded footwear was 49,266 pairs versus 44,549 at October 28, 1995. Backlogs for private label and export sales were 43,119 pairs as of November 2, 1996 and 49,534 as of October 28, 1995. Private label and export orders often have significant lead times.

Advance private label and export orders provide the Company with a stable work flow which complements orders for branded footwear. The Company attempts to ship orders for branded products from inventory as they are received. Thus, the backlog of branded products only reflects orders that were not immediately filled from inventory and does not accurately predict the mix of future sales. All orders at November 2, 1996 are expected to be filled during the current fiscal year.

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

B.B. Walker Company
1996 Form 10-K

EMPLOYEES

The Company and its subsidiary employed 521 persons as of November 2, 1996, 307 at the Asheboro, North Carolina facility and 214 at the Somerset, Pennsylvania facility. Of these individuals, 361 were engaged in manufacturing and 160 in administrative, sales and transportation functions. Substantially all of the Company's employees were employed on a full-time basis. None of the Company's employees are covered by collective bargaining agreements and the Company believes its relations with its employees are good.


FORWARD-LOOKING STATEMENTS

The foregoing discussion contains some forward-looking statements about the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

Factors that might cause actual results to differ materially from these forward-looking statements include (1) the effects of general economic conditions, (2) the impact of competitive products and pricing in the footwear industry, (3) failure to achieve anticipated sales results, (4) management's ability to accurately predict the effect of cost reductions, and (5) management's ability to accurately predict the adequacy of the Company's financing arrangement to meet its working capital and capital expenditure requirements.


ITEM 2.  PROPERTIES

As of November 2, 1996, the Company and its subsidiary utilized an aggregate of approximately 358,000 square feet of floorspace in various facilities, all of which are in service and are adequate for the operations performed. Substantially all of the Company's property, including its facilities and inventories, are insured on a replacement value basis.

The Company and its subsidiary, Bender Shoe Company, operate manufacturing and warehousing facilities as follows:

Asheboro, North Carolina - This location on 414 East Dixie Drive, Asheboro, North Carolina contains the major manufacturing facility for work/outdoor footwear, as well as the executive offices of the Company. The Company uses 281,857 square feet of space in one building on approximately 21.8 acres of land. The premises are used for manufacturing, shipping, warehousing, administration and a retail outlet store. Paved parking and truck loading areas are maintained. The premises owned in fee are subject to an existing lien under a deed of trust in favor of Mellon Bank, NA.

B.B. Walker Company
1996 Form 10-K

Somerset, Pennsylvania - The Company's subsidiary, Bender Shoe Company, moved to a larger facility in Somerset in August 1994. The facility provides approximately 68,000 square feet of space on 3.8 acres of land. The facility is used primarily for manufacturing and raw material storage. A small portion of the space is used as administrative offices. The Company owns the facility which is subject to existing liens in favor of First National Bank and Trust Company in Asheboro, NC, the Pennsylvania Industrial Development Authority, the Pennsylvania Economic Revitalization Fund and Mellon Bank N.A.

The Company also operates factory outlet retail stores in Asheboro, North Carolina, Myrtle Beach, South Carolina and Lancaster, Pennsylvania. Except for the Asheboro retail store, which is located at the Company's Asheboro facility, the retail stores are leased by the Company.

The Company has also entered into long-term agreements with non-related lessors to lease certain machinery and equipment, including transportation equipment. Some of the leases are in substance financing arrangements and have been capitalized by the Company. Information regarding cost and present value of the capitalized leases is presented in Notes 4 and 10, respectively, in the Notes to Consolidated Financial Statements for the year ended November 2, 1996 and is incorporated herein by reference.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the 1996 fiscal year.

B.B. Walker Company
1996 Form 10-K

EXECUTIVE OFFICERS OF THE COMPANY

The names, ages and positions of the executive officers of the Company as of November 2, 1996 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Annual Meeting of the Board of Directors convened immediately following the Annual Meeting of the Shareholders. Executive officers serve until the next annual meeting of the Directors and until their successors are elected and qualified.

    Executive Officer (Age)             Position and Office
    -----------------------             -------------------
    Kent T. Anderson (54)               Chairman (1992), President (1984) and
                                        Chief Executive Officer (1986)  (1)

    French P. Humphries (56)            Executive Vice President (1995)  (2)

    William C. Massie (59)              Executive Vice President (1995)  (3)

 (1)  Officer is also a director of the Company.

 (2) As of December 1995, officer was named Executive Vice President and directs the Company's marketing and merchandising efforts. From 1992 to 1995, he served as Vice President - Marketing. Prior to 1992, he was General Manager of the Western Division, a position he held since 1977.

 (3) As of December 1995, officer was named Executive Vice President and directs the Company's administrative and finance functions. Prior to this position, he served as Vice President - Finance and Administration since joining the Company in 1988.


                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is found under the heading "Stock Prices" on page 39 of the Annual Report to Shareholders for the year ended November 2, 1996 and is incorporated herein by reference. The Company had 1,166 shareholders of record at February 1, 1997.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is reported on page 26 of the Annual Report to Shareholders under the heading "Selected Financial Data" and is incorporated herein by reference.

B.B. Walker Company
1996 Form 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this Item is on pages 27 thru 38 of the Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is reported on pages 4 thru 25 of the Annual Report to Shareholders and is incorporated herein by reference.

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

Information concerning the Company's executive officers required by this Item is incorporated herein by reference to Part I of this Form 10-K on Page 11, under the caption "Executive Officers of the Company".

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

B.B. Walker Company
1996 Form 10-K

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this Form 10-K:

     (1) Financial Statements - The following consolidated financial statements of the Company are incorporated herein by reference to pages 4 thru 25 of the Annual Report to Shareholders:

         (a) Consolidated Statements of Income (Loss) for the fiscal years ended November 2, 1996, October 28, 1995 and October 29, 1994.

         (b) Consolidated Balance Sheets at November 2, 1996 and
             October 28, 1995.

         (c) Consolidated Statements of Cash Flows for the fiscal years ended November 2, 1996, October 28, 1995 and October 29, 1994.

         (d) Consolidated Statements of Shareholders' Equity for the fiscal years ended November 2, 1996, October 28, 1995 and
             October 29, 1994.

         (e) Notes to Consolidated Financial Statements

         (f) Report of Independent Accountants

     (2) Financial Statement Schedules - The following supplementary consolidated financial statement schedules of the Company are filed as part of this Form 10-K and should be read in conjunction with the Annual Report to Shareholders:

          Schedule                                                 Page
          --------                                                 ----
            VIII     Valuation and Qualifying Accounts              F-2

              X      Supplementary Income Statement Information     F-3

          The reports of the Company's independent public accountants with respect to the above described financial statements and financial statement schedules appear on page 25 of the Annual Report to Shareholders and on page F-1 of this report, respectively, and are incorporated herein by reference.

          All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

(B) No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1996.

(C) A listing of exhibits is incorporated herein by reference to the Index to Exhibits on pages F-4 through F-6.

B.B. Walker Company
1996 Form 10-K
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         B.B. WALKER COMPANY (Registrant)

                                         By:  DOROTHY W. CRAVEN
                                              ---------------------------
                                              Dorothy W. Craven
Date:  February 14, 1997                      Corporate Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

            Signature                                 Title
            ---------                                 -----

Principal Executive Officer:

KENT T. ANDERSON           2/14/97      Chairman of the Board, Chief Executive
----------------           -------      Officer and President
Kent T. Anderson            Date

Principal Financial Officer:

WILLIAM C. MASSIE          2/14/97      Executive Vice President
-----------------          -------
William C. Massie           Date

Principal Accounting Officer:

JOHN R. WHITENER           2/14/97      Corporate Controller
----------------           -------
John R. Whitener            Date


                               BOARD OF DIRECTORS

KENT T. ANDERSON           2/14/97                EDNA A. WALKER       2/14/97
----------------           -------                --------------       -------
Kent T. Anderson            Date                  Edna A. Walker         Date
Chairman

ROBERT L. DONNELL, JR.     2/14/97                MICHAEL C. MILLER    2/14/97
----------------------     -------                -----------------    -------
Robert L. Donnell, Jr.      Date                  Michael C. Miller      Date

JAMES P. McDERMOTT         2/14/97                GEORGE M. BALL       2/14/97
------------------         -------                --------------       -------
James P. McDermott          Date                  George M. Ball         Date

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES
                       ---------------------------------

To the Board of Directors of B.B. Walker Company

Our audits of the consolidated financial statements referred to in our report dated December 2, 1996 appearing in the 1996 Annual Report to Shareholders of B.B. Walker Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

Winston-Salem, North Carolina
December 2, 1996

                              B.B. WALKER COMPANY                Schedule VIII
                                                                 -------------
                       VALUATION AND QUALIFYING ACCOUNTS

                  Balance at  Charged to  Charged to
                  Beginning   Costs and     Other                  Balance at
  Description      of Year    Expenses     Accounts    Deductions  End of Year
  -----------     ----------  ----------  -----------  ----------  -----------

Allowance for Doubtful Accounts:
November 2, 1996  $  521,000     922,000        -         701,000      742,000
                  ==========  ==========  ===========  ==========  ===========
October 28, 1995  $  778,000     425,000        -         682,000      521,000
                  ==========  ==========  ===========  ==========  ===========
October 29, 1994  $  845,000     117,000        -         184,000      778,000
                  ==========  ==========  ===========  ==========  ===========


                              B.B. WALKER COMPANY                   Schedule X
                                                                    ----------
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                  November 2,     October 28,     October 29,
                                     1996            1995            1994
                                  -----------     -----------     -----------

The following amounts were charged to
 costs and expenses:


Maintenance and repairs            $  438,000      $  565,000      $  855,000
                                   ==========      ==========      ==========

Advertising costs                  $1,349,000      $1,118,000      $1,367,000
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

(4)(c)(4) Letter dated February 6, 1996 acknowledging   Exhibit (4)(c)(4) to
          Mellon Bank's agreement to amend financial    Form 10-Q for the
          covenants of the Revolving Credit Agreement   first quarter ended
          effective as of October 28, 1995 and          February 3, 1996
          thereafter

(4)(c)(5) First Amendment to the Credit Agreement       Exhibit (4)(c)(5) to
          dated April 15, 1996 between B.B. Walker      Form 10-Q for the
          and Mellon Bank, N.A.                         second quarter ended
                                                        May 4, 1996

(4)(c)(6) Second Amendment to the Credit Agreement      Exhibit (4)(c)(6) to
          dated October 18, 1996 between B.B. Walker    Form 10-K for the
          and Mellon Bank, N.A.                         fiscal year ended
                                                        November 2, 1996

(4)(c)(7) Third Amendment to the Credit Agreement       Exhibit (4)(c)(7) to
          dated November 14, 1996 between B.B. Walker   Form 10-K for the
          and Mellon Bank, N.A.                         fiscal year ended
                                                        November 2, 1996

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

  (11) Computation of earnings per share amounts are explained in Note 1 to the Consolidated
       Financial Statements in the Annual Report to
       Shareholders for the fiscal year ended
       November 2, 1996, which is Exhibit 13 of this filing

  (13) Annual Report to Shareholders for the fiscal     Filed herewith as
       year ending November 2, 1996                     Exhibit (13)

  (22) Subsidiaries of the Registrant                   Filed herewith as
                                                        Exhibit (22)