Form 10-Q
period 1997-02-01
WALKER B B CO
filed 1997-03-18
CIK 104218

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FIRST QUARTER ENDED FEBRUARY 1, 1997


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

On March 14, 1997, 1,726,534 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.








                                     Cover

                              B.B. WALKER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                (Unaudited)
                                                February 1,       November 2,
               Assets                              1997              1996
               ------                           -----------       -----------
Cash                                            $        1        $        1
Accounts receivable, less allowance
  for doubtful accounts of $873 in
  1997 and $742 in 1996                              8,060            10,808
Inventories                                         10,800            12,511
Prepaid expenses                                       331               441
Income tax recovery receivable                       1,102             1,042
Deferred income tax benefit                            180               150
                                                   -------           -------
    Total current assets                            20,474            24,953

Property, plant and equipment, net of
  accumulated depreciation and amortization
  of $5,997 in 1997 and $5,906 in 1996               2,083             2,208
Other assets                                           199               214
                                                   -------           -------
                                                $   22,756        $   27,375
                                                   =======           =======















                                       1
                                                                  (Continued)

                              B.B. WALKER COMPANY
                    CONSOLIDATED BALANCE SHEETS, Continued
                                (In thousands)

                                                (Unaudited)
                                                February 1,       November 2,
  Liabilities and Shareholders' Equity             1997              1996
  ------------------------------------          -----------       -----------
Borrowings under finance agreement              $    8,378        $   11,464
Current portion of long-term obligations             1,239             1,304
Accounts payable, trade                              4,028             4,984
Accrued salaries, wages and bonuses                    753             1,102
Other accounts payable and accrued liabilities         773               680
                                                   -------           -------
    Total current liabilities                       15,171            19,534
                                                   -------           -------

Long-term obligations                                3,163             3,286
Minority interests in consolidated subsidiary           33                33

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 1997 and 1996                    83                83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,726,534 shares issued and
    outstanding in 1997 and 1996                     1,727             1,727
  Capital in excess of par value                     2,724             2,724
  Retained earnings                                    (26)              111
  Shareholders' loans                                 (119)             (123)
                                                   -------           -------
    Total shareholders' equity                       4,389             4,522
                                                   -------           -------
                                                $   22,756        $   27,375
                                                   =======           =======







The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              B.B. WALKER COMPANY
                        CONSOLIDATED STATEMENTS OF LOSS
                     (In thousands, except per share data)

                                                            (Unaudited)
                                                           First Quarter
                                                               Ended
                                                     ------------------------
                                                     February 1,   February 3,
                                                        1997          1996
                                                     -----------   -----------
Net sales                                            $    8,289    $   10,020
Interest and other income                                    32             6
                                                        -------       -------
  Total revenues                                          8,321        10,026
                                                        -------       -------

Cost of products sold                                     6,181         7,578
Selling and administrative expenses                       1,880         2,513
Depreciation and amortization                               125           162
Interest expense                                            360           440
                                                        -------       -------
  Total costs and expenses                                8,546        10,693
                                                        -------       -------
Loss before income taxes and
  minority interest                                        (225)         (667)
Benefit from income taxes                                   (90)         (219)
Minority interest                                             1             1
                                                        -------       -------
  Net loss                                                 (136)         (449)

Retained earnings, beginning of quarter                     111         4,158
Dividends on common stock                                   -            -
Dividends on preferred stock                                 (1)           (1)
                                                        -------       -------
Retained earnings, end of quarter                    $      (26)   $    3,708
                                                        =======       =======

Net loss per share:
  Primary                                            $     (.08)   $     (.26)
                                                        =======       =======
  Fully diluted                                      $     (.08)   $     (.26)
                                                        =======       =======
Weighted average common shares outstanding:
  Primary                                                 1,727         1,728
                                                        =======       =======
  Fully diluted                                           1,727         1,728
                                                        =======       =======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              B.B. WALKER COMPANY
                      CONSOLIDATED CASH FLOWS STATEMENTS
                                (In thousands)

                                                            (Unaudited)
                                                           First Quarter
                                                               Ended
                                                     ------------------------
                                                     February 1,   February 3,
                                                        1997          1996
                                                     -----------   -----------
Cash Flows From Operating Activities:
  Net loss                                           $     (136)   $     (449)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                           125           162
    Gain on sale of fixed assets                            (17)          -
    Deferred income taxes                                   (30)          -
    (Increase) decrease in:
     Accounts receivable, net                             2,748         3,244
     Inventories                                          1,711         1,188
     Prepaid expenses                                       110           (68)
     Other assets                                            15            25
    Increase (decrease) in:
     Accounts payable, trade                               (956)         (800)
     Accrued salaries, wages and bonuses                   (349)         (288)
     Other accounts payable and accrued liabilities          93           451
     Income taxes payable                                   (60)         (219)
                                                        -------       -------
  Net cash provided by operating activities               3,254         3,246
                                                        -------       -------
Cash Flows From Investing Activities:
  Capital expenditures                                     -               (5)
  Proceeds from disposal of property,
    plant and equipment                                      17          -
                                                        -------       -------
  Net cash provided by (used for)
    investing activities                                     17            (5)
                                                        -------       -------
Cash Flows From Financing Activities:
  Net borrowing under finance agreement                  (3,086)       (3,000)
  Proceeds from issuance of long-term obligations             6            14
  Payment on long-term obligations                         (194)         (258)
  Loans to shareholders, net of repayments                    4             4
  Dividends paid on 7% cumulative preferred stock            (1)           (1)
                                                        -------       -------
  Net cash used for financing activities                 (3,271)       (3,241)
                                                        -------       -------
Net change in cash                                         -             -
Cash at beginning of year                                     1             1
                                                        -------       -------
Cash at end of quarter                               $        1    $        1
                                                        =======       =======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              B.B. WALKER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
------
A summary of the Company's significant accounting policies is presented on page 10 of its 1996 Annual Report to Shareholders. Users of financial information presented for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results.

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

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The fiscal year that ends on November 1, 1997 will include fifty-two weeks of operations. The fiscal year that ended on November 2, 1996 included fifty-three weeks of operations. For fiscal 1996, the Company elected to include the one extra week in the first accounting period of the fiscal year. Therefore, the results for the first quarter ended February 3, 1996 include fourteen weeks of operations for the Company compared to thirteen weeks for the first quarter ended February 1, 1997.


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

                              B.B. WALKER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Note 3
------
Long-term obligations consist of the following amounts (in thousands):

                                               (Unaudited)
                                               February 1,       November 2,
                                                  1997              1996
                                               -----------       -----------
Notes payable to banks                         $    2,616        $    2,690
Notes payable to governmental authorities             643               654
Promissory notes payable to shareholders            1,088             1,162
Capital lease obligations                              55                84
                                                  -------           -------
                                                    4,402             4,590
Less portion payable within one year                1,239             1,304
                                                  -------           -------
                                               $    3,163        $    3,286
                                                  =======           =======


Note 4
------
Inventories are composed of the following amounts (in thousands):

                                               (Unaudited)
                                               February 1,       November 2,
                                                  1997              1996
                                               -----------       -----------

     Finished goods                            $    6,588        $    6,943
     Work in process                                  624               692
     Raw materials and supplies                     3,588             4,876
                                                  -------           -------
                                               $   10,800        $   12,511
                                                  =======           =======

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------
The following summarizes the results of operations for the Company for the first quarter ended February 1, 1997 and February 3, 1996:

                                                        Three
                                                    Months Ended
                                              -------------------------
                                              February 3,   January 28,
                                                 1996          1995
                                              -----------   -----------
      Net sales                                   100.0%        100.0%
      Cost of products sold                        74.6%         75.6%
                                                 -------       -------
        Gross margin                               25.4%         24.4%

      Selling and administrative expenses          22.7%         25.1%
      Depreciation and amortization                 1.5%          1.6%
      Interest expense                              4.3%          4.4%
      Interest and other income                     (.4%)          -
                                                 -------       -------
        Loss before income taxes
          and minority interest                    (2.7%)        (6.7%)

      Benefit from income taxes                    (1.1%)        (2.2%)
      Minority interest                              -             -
                                                 -------       -------
        Net loss                                   (1.6%)        (4.5%)
                                                 =======       =======


Material Changes in Operations
------------------------------
During the first quarter of fiscal 1997, the Company implemented many of the changes put in place at the end of the fourth quarter of the prior year.
Among these changes was the completion of the consolidation of the separate western and work/outdoor sales forces into a single unit that markets all of the Company's branded product lines. Management continued to review the product lines and evaluate individual styles to determine their potential contribution. Many styles were eliminated while some new styles were developed to provide a well-focused line of western and work footwear for the sales force to present to customers. The resulting branded product lines are leaner and should require less of an investment in both finished goods and raw materials.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION, Continued


Material Changes in Operations, Continued
-----------------------------------------
The Company has also made other less significant operational changes to support the repositioning of the product lines. Continued internal focus on manufacturing, marketing and administrative operations remains a priority for management. Careful control of these expenses is imperative for returning the Company to profitability. The efficient use of manufacturing capacity is one area that holds strong potential for improving the Company's operations. Management is examining its options related to current manufacturing operations to maximize use of manufacturing capacity.

The assumptions underlying management's plans are contingent on the Company achieving anticipated sales levels. Management will analyze the progress of the current consolidation and reduction of operations in achieving
profitability and cash flow projections.   If market conditions do not improve
for the Company and the anticipated sales levels are not achieved, further material changes and reductions will be required. If the Company is unable to implement the necessary changes in a timely manner or unforseen problems occur, there can be no assurances as to when the Company will return to a profitable level of operations and positive cash flow.


Net Sales
---------
Net sales for the first quarter of 1997 were $8,289,000 which was 17.3% lower than net sales of $10,020,000 in the first quarter of 1996. Sales in the first quarter of 1997 were lower than the prior year as the Company implemented several operational changes related to the repositioning of its product lines. A significant change involved the merger of the separate sales forces that previously marketed work/outdoor boots and western boots, respectively, into a single sales force. The merged sales force is marketing both work/outdoor boots and western boots to customers within their territory. During the first quarter, territorial boundaries for the merged sales force were established and the salesmen received extensive training on marketing both lines of footwear. As a result of this transition, salesmen had to develop relationships with customers that may have been previously served by another Company salesman. Extensive resources and time were devoted to establishing the salesmen in their new territories in order to minimize the disruption to the Company's business. However, orders for footwear were impacted as the plan was put in place.

Sales of the Company's branded footwear were down 26.7% in 1997's first quarter from 1996's first quarter. Domestic sales of branded footwear fell 24.4% from the prior year. Orders in this division come primarily from the Company's sales force, therefore sales were impacted by changes discussed previously. Pairs shipped for domestic sales were down 34.8% in the first quarter while price per pair was up 14.9%. The improvement in price per pair can be attributed to product mix. Export sales dropped 46.0% from the first quarter results of a year ago. Pairs exported were down 53.7% from 1996's first quarter shipments as orders from foreign customers slowed while the price per pair was up slightly.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION, Continued


Net Sales, Continued
--------------------
Private label sales in the first quarter were down 3.3% from the prior year which is primarily due to the timing of orders. The lower sales were a combination of a 8.1% decrease in pairs shipped and a 4.8% increase in the price per pair.

Other sales, which consists primarily of sales from the Company's retail outlets and sales to institutional customers, increased 12.4% in 1997 over 1996. Retail sales in the Company's three outlets were up 3.7% from the prior year. Sales to institutional customers increased 27.0% from 1996 levels as the Company took on more of this business to provide production volume for its plants.


Gross Margin
------------
The Company's gross margin as a percentage of sales increased to 25.4% for the first three months of 1997 from 24.4% for the first three months of 1996. The increase can be attributed to higher margins generated by a better product mix and cost reduction efforts. The Company's gross margin percentage continues to be impacted by the necessity to compete with discounting programs and aggressive dating terms in order to induce orders and increase market share.


Selling and Administrative Expenses
-----------------------------------
Selling and administrative expenses were $1,880,000 for the first quarter of 1997 as compared to $2,513,000 for the first quarter of 1996, a decrease of 25.2%. Expenses in most areas were lower in 1997 than in 1996 as the Company realizes the benefits of its aggressive cost reduction efforts. In order to return the Company to profitability, management has implemented many operational changes in order to improve efficiency and reduce costs. Salary and benefits were down approximately $433,000 from 1996. To support a lower sales volume, management has lowered the selling and administrative headcount, primarily through the reduction and merger of the Company's sales force and normal attrition. As employees leave, their work is being redistributed and the positions are not being replaced. Travel and showroom expenses are down $50,000 from 1996 levels as the Company is more selective about where expenses for travel are used and a smaller sales force. Advertising expenses have been lowered by $76,000 from the first quarter of 1996. Management has adjusted its advertising budget as part of its overall cost reduction program.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION, Continued


Interest Expense
----------------
Interest expense for the three months ended February 1, 1997 was $360,000, or $80,000 lower than interest expense of $440,000 for the three months ended February 3, 1996. The decrease for the three month period can be attributed to the lower average balance on outstanding debt and was partially offset by higher average interest rates than in the comparable period of a year ago. Average outstanding advances under the revolving finance agreement were approximately $2,800,000 lower in the first quarter of 1997 than in 1996. Interest rates for this agreement were 10% in 1997 and ranged from 9.25% to 9% in 1996. Other long-term debt carried lower balances in 1997 when compared to 1996 as the Company continues to amortize the debt according to each issue's respective terms. No new material debt was added during the past year.



Depreciation and Amortization
-----------------------------
Depreciation and amortization decreased in amount by $37,000 to $125,000 in 1997 from $162,000 in 1996 for the first three months of the fiscal year. The Company made minimal capital expenditures during 1996 and the first quarter of 1997 resulting in a small change in depreciation expense. Depreciation on these capital expenditures has not offset depreciation charges for fixed assets that have become fully amortized.


Benefit From Income Taxes
-------------------------
For the first quarter ended February 1, 1997, the Company recorded a benefit from income taxes of $90,000. For the comparable period in 1996, the Company had a benefit from income taxes of $219,000. Income tax rates applied to the current year loss before income taxes were consistent between 1997 and 1996. Adjustments to the net deferred income tax asset did impact 1997's income tax benefit and effective income tax rate.


Net Income
----------
The Company reported a net loss of $136,000 in the first quarter of 1997. In the first quarter of 1996, the Company incurred a net loss of $449,000. The improvement of $313,000 can be attributed to lower operating costs and interest expense for the Company. These lower costs helped offset a decrease of $1,731,000 in net sales.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION, Continued


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Historically, the Company has funded substantially all of its working capital and capital expenditure requirements through borrowings under its finance agreement and other indebtedness. The revolving finance agreement provides flexibility to the Company as the availability of funds fluctuates with the seasonal needs of the Company. Generally, the Company's working capital needs are highest in the fourth fiscal quarter and lowest in the first fiscal quarter. The Company continues to rely on the revolving finance agreement to provide working capital for its day-to-day operations. With its revolving finance agreement, the Company finances its accounts receivable and inventories, paying interest at a variable rate (prime plus 1.75%, or 10%, at February 1, 1997).

By agreement of the Company's bank, certain restrictive covenants under the revolving finance agreement have been amended for the period ended November 2, 1996 and thereafter. The Company and its bank entered into a fourth amendment to its finance agreement on March 14, 1997. Under the terms of the amendment, which addresses the Company's projections and plans for fiscal 1997, the amount committed under the revolving credit agreement is reduced from $13,000,000 to $8,000,000 as of the date of the agreement. The inventory sublimit will be reduced to $4,000,000 and the advance rate against eligible accounts receivable will be dropped to 80% from 85%.

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

The Company had approximately $405,000 of unused availability under the agreement at February 1, 1997. The Company believes that its revolving finance agreement, as amended, will provide the necessary liquidity to fund its current level of operations.

The Company has not made any outlays for capital equipment during the first quarter of 1997. Capital expenditures for the first three months of 1996 were $5,000. The Company is making capital expenditures only to maintain current levels of operations because of capital constraints.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION, Continued

FINANCIAL CONDITION
-------------------

Accounts Receivable
-------------------
Accounts receivable were $8,060,000 at February 1, 1997 compared to $10,808,000 at November 2, 1996, a decrease of $2,748,000. Trade receivables are historically at their highest point at the end of the fourth quarter because of the heavy sales volume related to Christmas buying by retailers. Second, certain dating programs offered by the Company ended in the first quarter of 1997, resulting in collection of a significant amount of outstanding receivables.

Inventories
-----------
Inventories were $10,800,000 at February 1, 1997, an decrease of $1,711,000 from the inventories held at November 2, 1996 of $12,511,000. Of the decrease, approximately $355,000 is finished goods, $68,000 is work in process, and $1,288,000 is raw materials. The Company has experienced a decline in the demand for its footwear during the past two years. In response to this decrease, management repositioned its product offerings at the end of the fourth quarter of fiscal 1996. Accordingly, the investment in inventory has been decreased as fewer styles are now being carried in finished goods. Also, with fewer styles in the product lines, raw material inventories include fewer varieties of components of footwear.

Borrowings Under Finance Agreement
----------------------------------
The balance outstanding under the finance agreement was $8,378,000 at February 1, 1997 compared to $11,464,000 at November 2, 1996. The decrease can be attributed to the cash applied against the outstanding balance from collections of accounts receivable which were down $2,748,000 in the first quarter of 1997 and better management of inventories.

Forward-Looking Statements
--------------------------
The foregoing discussion contains some forward-looking statements about the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

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

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits Filed:

       (4)(c)(8) Fourth Amendment to the Credit Agreement dated March 11, 1997 between B.B. Walker Company and Mellon Bank, N.A.

       (27)       Financial Data Schedule for the period ended February 1,
                  1997

  (b)  Reports on Form 8-K:

       NONE


                                  SIGNATURES
                                  ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        B.B. Walker Company


     Date  March 18, 1997               KENT T. ANDERSON
                                        ---------------------------------
                                        Kent T. Anderson
                                        Chairman of the Board, Chief
                                        Executive Officer and President

     Date  March 18, 1997               WILLIAM C. MASSIE
                                        ---------------------------------
                                        William C. Massie
                                        Executive Vice President