Form 10-Q
period 1997-05-03
WALKER B B CO
filed 1997-06-13
CIK 104218

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE SECOND QUARTER ENDED MAY 3, 1997


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

On June 10, 1997, 1,726,534 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                              B.B. WALKER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                               (Unaudited)
                                                  May 3,          November 2,
               Assets                              1997              1996
               ------                           -----------       -----------

Cash                                            $        1        $        1
Accounts receivable, less allowance
  for doubtful accounts of $461 in
  1997 and $742 in 1996                              7,983            10,808
Inventories                                         10,201            12,511
Prepaid expenses                                       250               441
Income tax recovery receivable                         209             1,042
Deferred income tax benefit                           -                  150
                                                   -------           -------
    Total current assets                            18,644            24,953

Property, plant and equipment, net of
  accumulated depreciation and amortization
  of $6,037 in 1997 and $5,906 in 1996               1,969             2,208
Other assets                                           204               214
                                                   -------           -------
                                                $   20,817        $   27,375
                                                   =======           =======



























                                       1
                                                                  (Continued)

                              B.B. WALKER COMPANY
                    CONSOLIDATED BALANCE SHEETS, Continued
                                (In thousands)


                                               (Unaudited)
                                                  May 3,          November 2,
  Liabilities and Shareholders' Equity             1997              1996
  ------------------------------------          -----------       -----------

Borrowings under finance agreement              $    7,152        $   11,464
Current portion of long-term obligations             1,144             1,304
Accounts payable, trade                              3,646             4,984
Accrued salaries, wages and bonuses                    776             1,102
Other accounts payable and accrued liabilities         594               680
                                                   -------           -------
    Total current liabilities                       13,312            19,534
                                                   -------           -------

Long-term obligations                                3,107             3,286
Minority interests in consolidated subsidiary           33                33

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 1997 and 1996                    83                83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,726,534 shares issued and
    outstanding in 1997 and 1996                     1,727             1,727
  Capital in excess of par value                     2,724             2,724
  Retained earnings (deficit)                          (55)              111
  Shareholders' loans                                 (114)             (123)
                                                   -------           -------
    Total shareholders' equity                       4,365             4,522
                                                   -------           -------
                                                $   20,817        $   27,375
                                                   =======           =======















The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                           (Unaudited)                         (Unaudited)
                                                       Second Quarter Ended                 Six Months Ended
                                                    --------------------------         --------------------------
                                                       May 3,         May 4,              May 3,         May 4,
                                                        1997           1996                1997           1996
                                                    -----------    -----------         -----------    -----------
Net sales                                           $    8,099     $    9,046          $   16,388     $   19,066
Interest and other income                                   15             21                  47             27
                                                    -----------    -----------         -----------    -----------
    Total revenues                                       8,114          9,067              16,435         19,093
                                                    -----------    -----------         -----------    -----------

Cost of products sold                                    6,001          7,040              12,182         14,618
Selling and administrative expenses                      1,722          2,480               3,602          4,993
Depreciation and amortization                              114            164                 239            326
Interest expense                                           294            354                 654            794
                                                    -----------    -----------         -----------    -----------
    Total costs and expenses                             8,131         10,038              16,677         20,731
                                                    -----------    -----------         -----------    -----------
Loss before income taxes and
  minority interest                                        (17)          (971)               (242)        (1,638)

Provision for (benefit from) income taxes                   10           (335)                (80)          (554)
Minority interest                                          -              -                     1              1
                                                    -----------    -----------         -----------    -----------
    Net loss                                               (27)          (636)               (163)        (1,085)

Retained earnings (deficit) at beginning of period         (26)         3,708                 111          4,158
Dividends on preferred stock                                (2)            (2)                 (3)            (3)
                                                    -----------    -----------         -----------    -----------
Retained earnings (deficit) at end of period        $      (55)    $    3,070          $      (55)    $    3,070
                                                    ===========    ===========         ===========    ===========

Net loss per share:

      Primary                                       $     (.02)    $     (.37)         $     (.10)    $     (.63)
                                                    ===========    ===========         ===========    ===========
      Fully diluted                                 $     (.02)    $     (.37)         $     (.10)    $     (.63)
                                                    ===========    ===========         ===========    ===========

Weighted average common shares outstanding:

      Primary                                            1,737          1,728               1,741          1,728
                                                    ===========    ===========         ===========    ===========
      Fully diluted                                      1,737          1,728               1,741          1,728
                                                    ===========    ===========         ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              B.B. WALKER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                            (Unaudited)
                                                            Six Months
                                                               Ended
                                                     ------------------------
                                                        May 3,        May 4,
                                                         1997          1996
                                                     -----------   -----------
Cash Flows From Operating Activities:
  Net loss                                           $     (163)   $   (1,085)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                           239           326
    Gain on sale of property, plant and equipment           (26)           (2)
    Deferred income taxes                                   150           -
    (Increase) decrease in:
     Accounts receivable, net                             2,825         1,985
     Inventories                                          2,310         2,891
     Prepaid expenses                                       191            69
     Other assets                                            10            51
    Increase (decrease) in:
     Accounts payable, trade                             (1,338)       (1,717)
     Accrued salaries, wages and bonuses                   (326)          (19)
     Other accounts payable and accrued liabilities         (86)          533
     Income taxes payable                                   833           252
                                                        -------       -------
  Net cash provided by operating activities               4,619         3,284
                                                        -------       -------
Cash Flows From Investing Activities:
  Capital expenditures                                     -              (15)
  Proceeds from disposal of property,
    plant and equipment                                      26             2
                                                        -------       -------
  Net cash provided by (used for)
    investing activities                                     26           (13)
                                                        -------       -------
Cash Flows From Financing Activities:
  Net borrowing under finance agreement                  (4,312)       (2,866)
  Proceeds from issuance of long-term obligations            66            32
  Payment on long-term obligations                         (405)         (442)
  Loans to shareholders, net of repayments                    9             8
  Dividends paid on 7% cumulative preferred stock            (3)           (3)
                                                        -------       -------
  Net cash used for financing activities                 (4,645)       (3,271)
                                                        -------       -------

Net change in cash                                         -             -
Cash at beginning of year                                     1             1
                                                        -------       -------
Cash at end of second quarter                        $        1    $        1
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

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The fiscal year that ends on November 1, 1997 will include fifty-two weeks of operations. The fiscal year that ended on November 2, 1996 included fifty-three weeks of operations. For fiscal 1996, the Company elected to include the one extra week in the first accounting period of the fiscal year. Therefore, the results for the six months ended May 4, 1996 include twenty-seven weeks of operations for the Company compared to twenty-six weeks for the six months ended May 3, 1997. The results for the second quarter of fiscal 1997 and 1996 each include thirteen weeks of operations.


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

                              B.B. WALKER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Note 3
------
Long-term obligations consist of the following amounts (in thousands):

                                               (Unaudited)
                                                  May 3,         November 2,
                                                   1997             1996
                                               -----------       -----------
Notes payable to banks                         $    2,542        $    2,690
Notes payable to governmental authorities             632               654
Promissory notes payable to shareholders            1,040             1,162
Capital lease obligations                              37                84
                                                  -------           -------
                                                    4,251             4,590
Less portion payable within one year                1,144             1,304
                                                  -------           -------
                                               $    3,107        $    3,286
                                                  =======           =======


Note 4
------
Inventories are composed of the following amounts (in thousands):

                                               (Unaudited)
                                                  May 3,         November 2,
                                                   1997             1996
                                               -----------       -----------

     Finished goods                            $    6,159        $    6,943
     Work in process                                  591               692
     Raw materials and supplies                     3,451             4,876
                                                  -------           -------
                                               $   10,201        $   12,511
                                                  =======           =======

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------
The following summarizes the results of operations for the Company for the second quarters and six months ended May 3, 1997 and May 4, 1996:

                                           Second                  Six
                                        Quarter Ended         Months Ended
                                      May 3,    May 4,      May 3,    May 4,
                                       1997      1996        1997      1996
                                     --------  --------    --------  --------
    Net sales                         100.0%    100.0%      100.0%    100.0%
    Cost of products sold              74.1%     77.8%       74.3%     76.7%
                                      ------    ------      ------    ------
      Gross margin                     25.9%     22.2%       25.7%     23.3%

    Selling and administrative
      expenses                         21.3%     27.4%       22.0%     26.2%
    Depreciation and amortization       1.4%      1.8%        1.5%      1.7%
    Interest expense                    3.6%      3.9%        4.0%      4.2%
    Interest and other income           (.2%)     (.2%)       (.3%)     (.2%)
                                      ------    ------      ------    ------
      Loss before income taxes
        and minority interest           (.2%)   (10.7%)      (1.5%)    (8.6%)

    Provision for income taxes           .1%     (3.7%)       (.5%)    (2.9%)
    Minority interest                    -         -           -         -
                                      ------    ------      ------    ------
      Net loss                          (.3%)    (7.0%)      (1.0%)    (5.7%)
                                      ======    ======      ======    ======


MATERIAL CHANGES IN OPERATIONS
------------------------------
During the first six months of fiscal 1997, the Company implemented many of the improvements identified at the end of the fourth quarter of the prior fiscal year. Among these changes was the consolidation of the separate western and work/outdoor sales forces into a single unit capable of marketing all of the Company's branded product offerings. In the first six months, each branded style has been evaluated to determine its overall contribution to the line. The line was pared significantly with most of the changes affecting work/outdoor styles. Some new styles were developed to provide a well-focused line of western and work footwear for the sales force to market to customers. The resulting branded product line is leaner and should require less of an investment in both finished goods and raw materials.

The Company has also made other operational changes to support the repositioning of the product lines. Continued internal focus on manufacturing, marketing and administrative operations remains a priority for management. Careful control of these expenses is imperative for returning the Company to profitability. The efficient use of manufacturing capacity is one area that holds strong potential for improving the Company's operations. Management is examining its options related to current manufacturing operations to maximize use of manufacturing capacity.

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

The assumptions underlying management's plans are contingent on the Company achieving sales operating income gaols. Management is continually evaluating the progress of the improvements to operations in achieving profitability and
cash flow projections.   If market conditions remain soft and progress towards
corporate goals is not satisfactory, further material changes and reductions will be required. If unforeseen problems occur, there can be no assurances as to when the Company will return to a profitable level of operations.


NET SALES
---------
Net sales in the second quarter of 1997 were $8,099,000, a decrease of 10.5% from net sales of $9,046,000 in the second quarter of 1996. For the six months ended May 3, 1997, net sales were $16,388,000, or 14.1% lower, as compared to $19,066,000 for the same period in 1996. Sales in the first six months of 1997 were lower than the prior year as the Company implemented several operational changes related to the repositioning of its product lines. A significant change involved the merger of the separate sales forces for work/outdoor boots and western boots into a single sales force. The merged sales force is marketing both work/outdoor boots and western boots to customers within their territory. During the first quarter, territorial boundaries for the merged sales force were established and the salesmen received extensive training on marketing both lines of footwear. As a result of this transition, salesmen had to develop relationships with customers that they may not have previously served. This transition carried into the second quarter. Extensive resources and time were devoted to establishing the salesmen in their new territories in order to minimize the disruption to the Company's business. However, orders for footwear were impacted as the plan was implemented.

In the second quarter, sales of branded footwear were down $1,100,000 (18.5%) from 1996's level. For the six months ended May 3, 1997, branded sales were down $2,900,000 (26.0%) from the comparable period a year ago. The decrease is attributed to a decrease in volume of pairs shipped. Consolidation of the sales force was the primary reason for the decrease in orders as discussed above. In addition, with the elimination of numerous styles, primarily in the work/outdoor line, the Company anticipated a lower sales volume from its branded styles. The styles that were eliminated generated sales volume in the prior year but did not provide adequate margins to support their inclusion in the product line. Finally, sales of western styles remained soft in many territories. The price per pair in the second quarter remained flat when compared to 1996 while the six months showed an improvement of 4.1% over the prior year.

Private label sales for the six months and second quarter were up $192,000 (4.8%) and $265,000 (15.0%), respectively. The increase came primarily from an increase in the volume of pairs shipped to customers of work and safety styles of footwear. The price per pair remained fairly comparable to the prior year for both the six month period and the second quarter.

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Other sales, which consists primarily of sales from the Company's retail outlets and sales to institutional customers, increased 3.1% in the first six months of 1997 over the same period in 1996. For the comparable second quarters, 1997 sales were 5.9% lower than 1996 sales. Lower sales in the Company's retail outlets accounted for most of the difference as the Company closed its retail outlet in Myrtle Beach, SC at the end of the first quarter. Sales to institutional customers increased 11.1% from 1996 levels as the Company accepted more of this business to provide production volume for its plants.


GROSS MARGIN
------------
The Company's gross margin rose to 25.7% for the first six months of 1997 from 23.3% for the first six months of 1996. For the second quarter of 1997 and 1996, the gross margin was 25.9% and 22.2%, respectively. The increase can be attributed to higher margins generated by a better product mix and cost reduction efforts. The Company eliminated many styles that did not generate acceptable margins from the product line. The Company's gross margin percentage continues to be impacted by the necessity to compete with discounting programs and aggressive dating terms in order to induce orders and maintain market share, as well as volume variances related to manufacturing and lower than anticipated production levels in the plant.


SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------
Selling and administrative expenses in the second quarter of 1997 were $1,722,000 as compared to $2,480,000 for the second quarter of 1996, a decrease of $758,000 or 30.6%. For the six months ended May 3, 1997 and May 4, 1996, selling and administrative expenses were $3,602,000 and $4,993,000, respectively, or $1,391,000 (27.8%) lower in 1997. Expenses are lower in all areas in 1997 when compared to 1996. Operational changes related to the repositioning of the product lines have generated most of the decrease in expenses. Salary and benefits were down approximately $414,000 and $847,000 for the second quarter and six months, respectively. To support a lower sales volume, management has lowered the selling and administrative headcount, primarily through the reduction of the Company's sales force and a realignment of responsibilities in administrative functions. Travel and showroom expenses have fallen $67,000 for the second quarter and $117,000 for the six months from the comparable periods in 1996. Reduction of the sales force has been the primary reason for the decrease. In addition, management has been more selective about the trade shows that are attended. Finally, advertising expenses have been reduced from the prior year by $296,000 for the six month period and $220,000 in the second quarter. The Company has scaled back the magnitude of its advertising program in response to the lower sales volume.

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

INTEREST EXPENSE
----------------
Interest expense for the six months and the second quarter were down significantly from the prior year. Interest expense for the first six months of fiscal 1997 was $654,000, a decrease of $140,000 from the same period in the prior year. For the comparable second quarters, interest expense was $294,000, or $60,000 less than the prior year. The decrease can be attributed to a lower average outstanding balance on the revolving credit line in 1997 versus 1996. For the six month period, the average outstanding balance on the revolving credit line was $3,032,000 less than the prior year. The second quarter saw a lower average outstanding balance of $3,183,000. The interest rate on this debt rose to 10.25% from 10% during the second quarter.


DEPRECIATION AND AMORTIZATION
-----------------------------
Depreciation and amortization was $239,000 in 1997 as compared to $326,000 in 1996 for the first six months of the year. For the second quarter, depreciation expense was $114,000 in 1997 compared to $164,000 in 1996. The Company continues to invest in capital assets only as necessary to maintain the current level of operations. With the low level of capital expenditures made in recent years, depreciation charges on fixed assets that are becoming fully depreciated are not being replaced, resulting in lower depreciation expense.


PROVISION FOR INCOME TAXES
--------------------------
The Company has reported income tax expense of $10,000 for the second quarter ended May 3, 1997 compared to an income tax recovery of $335,000 for the second quarter of 1996. The Company recorded income tax expense in the second quarter due to adjustments made to the valuation allowance for its deferred tax assets. For the six months, the Company had an income tax recovery of $80,000 in 1997 and income tax recovery of $554,000 in 1996. Income tax rates have been consistent between 1997 and 1996.


NET INCOME
----------
The Company reported a net loss of $27,000 for the second quarter and a net loss of $163,000 for the six months ended May 3, 1997. For the comparable periods of 1996, the Company had a net loss of $636,000 for the second quarter and a net loss of $1,085,000 for the six months. Better gross margins and reduced selling, general and administrative expenses combined to improve operating results for the Company. In addition, reductions in outstanding debt have lowered interest costs.

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Historically, the Company has funded substantially all of its working capital and capital expenditure requirements through borrowings under its finance agreement and other indebtedness. The revolving finance agreement provides flexibility to the Company as the availability of funds fluctuates with the seasonal needs of the Company. Generally, the Company's working capital needs are highest in the fourth fiscal quarter and lowest in the first fiscal quarter. The Company continues to rely on the revolving finance agreement to provide working capital for its day-to-day operations. With its revolving finance agreement, the Company finances its accounts receivable and inventories, paying interest at a variable rate (prime plus 1.75%, or 10.25%, at May 3, 1997).

By agreement of the Company's bank, certain restrictive covenants under the revolving finance agreement were amended for the period ended November 2, 1996 and thereafter. The Company and its bank entered into a fourth amendment to its finance agreement on March 14, 1997. Under the terms of the amendment, which addresses the Company's projections and plans for fiscal 1997, the amount committed under the revolving credit agreement was reduced from $13,000,000 to $8,000,000 as of the date of the agreement. In addition, the inventory sublimit was reduced to $4,000,000 and the advance rate against eligible accounts receivable was dropped to 80% from 85%.

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

The Company had approximately $697,000 of unused availability under the agreement at May 3, 1997. The Company believes that its revolving finance agreement, as amended, will provide the necessary liquidity to fund its current level of operations.

The Company has not made any outlays for capital equipment during the first six months of 1997. Capital expenditures for the first six months of 1996 were $15,000. The Company is making capital expenditures only to maintain current levels of operations.

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


FINANCIAL CONDITION

ACCOUNTS RECEIVABLE
-------------------
Accounts receivable were $7,983,000 at May 3, 1997, or $2,825,000 less than accounts receivable of $10,808,000 at November 2, 1996. Trade receivables have historically been at their highest point at the end of the fiscal year because of the heavy sales volume related to Christmas buying by retailers. Second, certain dating programs offered by the Company begin in the third quarter and end in the first quarter of the following fiscal year. Accounts receivables related to these programs are outstanding at the end of the fiscal year but do not impact accounts receivable in the second quarter.


INVENTORIES
-----------
Inventories were $10,201,000 at May 3, 1997 and $12,511,000 at November 2, 1996, a difference of $2,310,000. Of the decrease, approximately $784,000 is finished goods, $101,000 is work in process, and $1,425,000 is raw materials. The decrease is a result of the reduced production schedules in the Company's plants and greater emphasis on managing inventories. Sales are historically at their highest point in the fourth quarter of each year.


BORROWINGS UNDER FINANCE AGREEMENT
----------------------------------
The balance outstanding under the finance agreement was $7,152,000 at May 3, 1997 compared to $11,464,000 at November 2, 1996, a decrease of $4,312,000.
Negotiated decreases in the revolving line of credit combined with planned reductions in accounts receivable and inventories contributed to the reduction in outstanding amounts.


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

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


PART II.  OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities

         Effective March 14, 1997, the Company executed an amendment to its financing agreement which established new financial covenants for the agreement, as well as modifying key provisions of the agreement.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Forty-Sixth Annual Meeting of the Shareholders of the Company was held on Monday, March 17, 1997, as set forth in the Notice of Annual Meeting of Shareholders dated and mailed on February 24, 1997. Of the 1,726,534 shares of common stock issued and outstanding on the record date, 1,377,252 shares or 79.77% of the common stock outstanding were represented in person or by proxy at the meeting. For the issues presented to the shareholders for their consideration, the results were as follows:

         1 - The Board of Directors, in accord with the By-laws, established the number of Directors at six. The shareholders elected the six persons nominated by them in the proxy statement mailed February 24, 1997. All director nominees had served as directors during the prior year and all were elected by the shareholders. There were no other nominations for director presented at the meeting. The six nominees were elected with results as follows:

                                   Shares      Shares       Shares Marked
      Director                       For       Against    Withhold Authority
      --------                    ---------    -------    ------------------
      Kent Anderson               1,224,307    144,390          8,555
      George M. Ball              1,224,397    144,300          8,555
      Robert L. Donnell, Jr.      1,224,703    143,994          8,555
      James P. McDermott          1,224,757    143,940          8,555
      Michael C. Miller           1,368,295        402          8,555
      Edna A. Walker              1,366,301        372         10,579


       2 - Ratification by the Shareholders of the action by the Board of Directors to appoint Price Waterhouse LLP as the Company's independent certified public accounting firm for the 1997 fiscal year. The action was ratified with 1,371,985 shares voting for, 1,146 shares voting against, and 4,121 abstaining from the vote.

--------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits Filed:

             (27)  Financial Data Schedule for the period ended May 3, 1997

        (b)  Reports on Form 8-K:

             NONE


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             B.B. Walker Company


       Date  June 12, 1997                   /s/KENT T. ANDERSON
             -------------                   -------------------------------
                                             Kent T. Anderson
                                             Chairman of the Board, Chief
                                             Executive Officer and President




       Date  June 12, 1997                   /s/WILLIAM C. MASSIE
             -------------                   -------------------------------
                                             William C. Massie
                                             Executive Vice President