Form 10-Q
period 1997-08-02
WALKER B B CO
filed 1997-09-16
CIK 104218

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
                                   ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THIRD QUARTER ENDED AUGUST 2, 1997


                      Commission File Number 0-934
                      ----------------------------


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

On September 12, 1997, 1,726,534 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                    (Unaudited)
                                                     August 2,     November 2,
            Assets                                     1997           1996
           --------                                 -----------    -----------
Cash                                                $        1     $        1
Accounts receivable, less allowance for doubtful
  accounts of $486 in 1997 and $742 in 1996              7,404         10,808
Inventories                                              9,530         12,511
Prepaid expenses                                           336            441
Income tax recovery receivable                             229          1,042
Deferred income tax benefit, current                      -               150
                                                    -----------    -----------
    Total current assets                                17,500         24,953

Property, plant and equipment, net of accumulated
  depreciation and amortization of $6,150 in 1997
  and $5,906 in 1996                                     1,856          2,208
Other assets                                               176            214
                                                    -----------    -----------
                                                    $   19,532     $   27,375
                                                    ===========    ===========





























                                                                   (Continued)

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS, Continued
                                (In Thousands)

                                                    (Unaudited)
                                                     August 2,     November 2,
      Liabilities and Shareholders' Equity             1997           1996
      ------------------------------------          -----------    -----------

Borrowings under finance agreement                  $    6,443     $   11,464
Current portion of long-term obligations                 1,164          1,304
Accounts payable, trade                                  3,416          4,984
Accrued salaries, wages and bonuses                        542          1,102
Other accounts payable and accrued liabilities             513            680
                                                    -----------    -----------
    Total current liabilities                           12,078         19,534
                                                    -----------    -----------

Long-term obligations, net of current portion            3,168          3,286
Minority interests in consolidated subsidiary               33             33

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 1997 and 1996                        83             83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,726,534 shares issued and
    outstanding in 1997 and 1996                         1,727          1,727
  Capital in excess of par value                         2,724          2,724
  Retained earnings                                       (171)           111
  Shareholders' loans                                     (110)          (123)
                                                    -----------    -----------
    Total shareholders' equity                           4,253          4,522
                                                    -----------    -----------
                                                    $   19,532     $   27,375
                                                    ===========    ===========















The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                           (Unaudited)                         (Unaudited)
                                                       Third Quarter Ended                 Nine Months Ended
                                                    --------------------------         --------------------------
                                                     August 2,      August 3,           August 2,      August 3,
                                                       1997           1996                1997           1996
                                                    -----------    -----------         -----------    -----------
Net sales                                           $    6,902     $    8,539          $   23,290     $   27,605
Interest and other income                                    7             11                  54             38
                                                    -----------    -----------         -----------    -----------
    Total revenues                                       6,909          8,550              23,344         27,643
                                                    -----------    -----------         -----------    -----------

Cost of products sold                                    5,062          6,502              17,244         21,120
Selling and administrative expenses                      1,593          2,391               5,195          7,384
Depreciation and amortization                              112            168                 351            494
Interest expense                                           276            345                 930          1,139
                                                    -----------    -----------         -----------    -----------
    Total costs and expenses                             7,043          9,406              23,720         30,137
                                                    -----------    -----------         -----------    -----------
Loss before benefit from income taxes and
  minority interest                                       (134)          (856)               (376)        (2,494)

Benefit from income taxes                                  (20)          (283)               (100)          (837)
Minority interest                                            1              1                   2              2
                                                    -----------    -----------         -----------    -----------

    Net loss                                              (115)          (574)               (278)        (1,659)

Retained earnings (deficit)at beginning of period          (55)         3,070                 111          4,158
Dividends on preferred stock                                (1)            (1)                 (4)            (4)
                                                    -----------    -----------         -----------    -----------
Retained earnings (deficit) at end of period        $     (171)    $    2,495          $     (171)    $    2,495
                                                    ===========    ===========         ===========    ===========
Net loss per share:

      Primary                                       $     (.07)    $     (.33)         $     (.16)    $     (.96)
                                                    ===========    ===========         ===========    ===========
      Fully diluted                                 $     (.07)    $     (.33)         $     (.16)    $     (.96)
                                                    ===========    ===========         ===========    ===========
Weighted average common shares outstanding:

      Primary                                            1,738          1,727               1,738          1,727
                                                    ===========    ===========         ===========    ===========
      Fully diluted                                      1,738          1,727               1,738          1,727
                                                    ===========    ===========         ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                                           (Unaudited)
                                                        Nine Months Ended
                                                    --------------------------
                                                     August 2,      August 3,
                                                       1997           1996
                                                    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                          $     (278)    $   (1,659)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                          351            494
    Gain on sale of property, plant and equipment          (26)            (6)
    Deferred income taxes                                  150            -
    (Increase) decrease in:
      Accounts receivable, net                           3,404          2,124
      Inventories                                        2,981          2,798
      Prepaid expenses                                     105            144
      Other assets                                          38             84
    Increase (decrease) in:
      Accounts payable, trade                           (1,568)          (263)
      Accrued salaries, wages and bonuses                 (560)          (280)
      Other accounts payable and accrued liabilities      (167)           779
      Income taxes                                         813            (31)
                                                    -----------    -----------
  Net cash provided by operating activities              5,243          4,184
                                                    -----------    -----------
Cash Flows From Investing Activities:
  Capital expenditures                                    -               (21)
  Proceeds from disposal of property, plant
    and equipment                                           26              6
                                                    -----------    -----------
  Net cash provided by (used for)
    investing activities                                    26            (15)
                                                    -----------    -----------
Cash Flows From Financing Activities:
  Net borrowing under finance agreement                 (5,021)        (3,614)
  Proceeds from issuance of long-term obligations          198             45
  Payment on long-term obligations                        (455)          (607)
  Purchase of stock from minority interest                 -               (1)
  Loans to shareholders, net of repayments                  13             12
  Dividends paid on 7% cumulative preferred stock           (4)            (4)
                                                    -----------    -----------
  Net cash used for financing activities                (5,269)        (4,169)
                                                    -----------    -----------
Net change in cash                                         -              -
Cash at beginning of year                                    1              1
                                                    -----------    -----------
Cash at end of third quarter                        $        1     $        1
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

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The fiscal year that ends on November 1, 1997 will include fifty-two weeks of operations. The fiscal year that ended on November 2, 1996 included fifty-three weeks of operations. For fiscal 1996, the Company elected to include the one extra week in the first accounting period of the fiscal year. Therefore, the results for the nine months ended August 3, 1996 include forty weeks of operations for the Company. The comparative nine month results for the period ended August 2, 1997 reflect thirty-nine weeks of operations for the Company. The results for the comparative third quarters of 1997 and 1996 each include thirteen weeks of operations.


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

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which replaces the presentation of primary and fully diluted earnings per share ("EPS") with basic and diluted EPS, respectively. FAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation

                       B.B. WALKER COMPANY AND SUBSIDIARY
              Notes To Consolidated Financial Statements, Continued


This Statement is effective for the Company in fiscal 1999. Pro forma basic and diluted EPS were both $.07 and $.33 for the third quarters ended August 2, 1997 and August 3, 1996, respectively. For the nine months ended August 2, 1997 and August 3, 1996, pro forma basic and diluted EPS were $.16 and $.96, respectively.


NOTE 3
------
Long-term obligations consist of the following amounts (in thousands):

                                                  (Unaudited)
                                                   August 2,     November 2,
                                                     1997           1996
                                                  -----------    -----------
   Notes payable to banks                         $    2,540          2,690
   Notes payable to governmental authorities             621            654
   Promissory notes payable to shareholders            1,151          1,162
   Capital lease obligations                              20             84
                                                  -----------    -----------
                                                       4,332          4,590
   Less portion payable within one year                1,164          1,304
                                                  -----------    -----------
                                                  $    3,168          3,286
                                                  ===========    ===========


NOTE 4
------
Inventories are composed of the following amounts (in thousands):

                                                  (Unaudited)
                                                   August 2,     November 2,
                                                     1997           1996
                                                  -----------    -----------
      Finished goods                              $    5,757          6,943
      Work in process                                    641            692
      Raw materials and supplies                       3,132          4,876
                                                  -----------    -----------
                                                  $    9,530         12,511
                                                  ===========    ===========

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


RESULTS OF OPERATIONS
---------------------
The following summarizes the results of operations for the Company for the third quarters and nine months ended August 2, 1997 and August 3, 1996:

                                           Third                  Nine
                                       Quarter Ended          Months Ended
                                    -------------------   -------------------
                                    August 2, August 3,   August 2, August 3,
                                      1997      1996        1997      1996
                                    --------- ---------   --------- ---------
Net sales                              100.0%    100.0%      100.0%    100.0%
Cost of products sold                   73.3%     76.1%       74.0%     76.5%
                                       ------    ------      ------    ------
    Gross margin                        26.7%     23.9%       26.0%     23.5%

Selling and administrative
  expenses                              23.1%     28.0%       22.3%     26.7%
Depreciation and amortization            1.6%      2.0%        1.5%      1.8%
Interest expense                         4.0%      4.0%        4.0%      4.1%
Interest and other income                (.1%)     (.1%)       (.2%)     (.1%)
                                       ------    ------      ------    ------
    Loss before income taxes
      and minority interest             (1.9%)   (10.0%)      (1.6%)    (9.0%)

Benefit from income taxes                (.3%)    (3.3%)       (.4%)    (3.0%)
Minority interest                         -         -           -         -
                                       ------    ------      ------    ------
    Net loss                            (1.6%)    (6.7%)      (1.2%)    (6.0%)
                                       ======    ======      ======    ======


MATERIAL CHANGES IN OPERATIONS
------------------------------
During the first nine months of fiscal 1997, the Company implemented a wide range of operational changes directed at reducing expenses and making the Company more competitive in the markets it serves. Among these changes was the consolidation of the separate western and work/outdoor sales forces into a single unit capable of marketing the entire line of branded product offerings. In addition, the branded line of styles, particularly work and outdoor styles, has been pared significantly. The line remaining after these adjustments is leaner and requires less of an investment in both finished goods and raw materials.

The Company has also implemented other operational changes to support the repositioning of the product lines. Control and reduction of manufacturing, marketing and administrative expenses remains a priority for management. In order to achieve further cost savings, the Company is evaluating several key internal functions and redesigning their structure to provide for a more efficient operation.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued

The assumptions underlying management's plans are contingent on the Company achieving sales and operating income goals. Management is continually evaluating the progress of the improvements to operations in achieving
profitability and cash flow projections.   If market conditions remain soft
and progress towards corporate goals is not satisfactory, further material changes and reductions will be required.


NET SALES
---------
Net sales in the third quarter ended August 2, 1997 were $6,902,000 which was $1,637,000 (19.2%) lower than net sales of $8,539,000 in the third quarter ended August 3, 1996. For the nine months ended August 2, 1997, net sales were $23,290,000, or $4,315,000 (11.6%) lower, as compared to $27,605,000 for the same period in 1996.

Branded footwear sales were down $1,181,000 (21.5%) in the third quarter of 1997 when compared to the same period for the prior year. Year-to-date, branded sales are $4,116,000 (22.3%) lower than prior year sales. For the third quarter, pairs shipped are down 22.5% while the price per pair rose slightly. For the nine month period, pairs shipped were down 25.0% and the price per pair was up marginally over the prior year.

Sales in the third quarter and the first nine months of 1997 were impacted by several factors. First, a significant change involved the merger of the two separate sales forces for work/outdoor boots and western boots, respectively, into a single sales force. The merged sales force is marketing both work/outdoor boots and western boots to customers within their territory. During the first quarter, territorial boundaries for the merged sales force were established and the salesmen received extensive training on marketing both lines of footwear. As a result of this transition, salesmen had to develop relationships with customers that they may not have previously served and orders for footwear were impacted as the plan was implemented.

Second, the Company has repositioned its product lines to direct its limited resources towards promoting styles that will generate acceptable returns for the Company. Part of this process involved eliminating various styles from the branded line. A significant number of the styles closed out of the line were work/outdoor styles. These styles generated sales volume in the prior year but did not provide adequate margins to support their inclusion in the product line.

Finally, branded sales have also been impacted by a weak retail sector, particularly in western markets. Demand at the retail level for western boots remains soft and orders have been lower than the prior year.

Private label sales for the third quarter and nine month period are down $514,000 (27.3%) and $323,000 (5.5%), respectively. Pairs shipped were down 29.0% and 7.6% in the third quarter and nine months, respectively. The results of this division reflect the activity of several large accounts and is determined by the timing of shipments. Year-to-date results reflect an overall slowdown in pairs shipped which is a result of a soft retail sector.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued

Other sales, which consists primarily of sales from the Company's retail outlets and sales to institutional customers, increased 3.8% in the first nine months of 1997 over the same period in 1996. For the comparable third quarters, 1997 sales were 5.1% higher than 1996 sales. The Company reported lower sales in its retail division due to the closing of its retail outlet in Myrtle Beach, SC at the end of the first quarter. However, the impact of the closed retail outlet has been partially offset by stronger sales in the Company's two remaining retail stores. Sales to institutional customers increased significantly from 1996 levels as the Company accepted more of this business to provide production volume for its plants.


GROSS MARGIN
------------
For the first nine months of 1997, the Company's gross margin was 26.0%, an increase of 2.5% over the gross margin of 23.5% for the comparable period in 1996. For the third quarter of 1997 compared to 1996, the gross margin increased to 26.7% from 23.9%. The increase can be attributed to higher margins generated by a better product mix and cost reduction efforts. In the repositioning of the Company's product lines, many styles that were not generating acceptable turns were closed out of the line. In addition, a lower rate of returned goods in relation to gross sales as well as better productivity from manufacturing personnel and reduction in manufacturing costs has contributed to the improvement. However, the Company's gross margin continues to be impacted by the necessity to use discounting programs and aggressive dating terms in order to induce orders and maintain market share.


SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------
Selling and administrative expenses were $1,593,000 for the third quarter of 1997 as compared to $2,391,000 for the third quarter of 1996, a decrease of $798,000 (33.4%). For the nine months ended August 2, 1997 and August 3, 1996, selling and administrative expenses were $5,195,000 and $7,384,000, respectively, or $2,189,000 (29.6%) lower in 1997. Expenses in most areas were lower in 1997 than in 1996. Adjustments to operations, including the consolidation of the separate work/outdoor and western sales forces, have generated most of the decrease. In addition, management has lowered the general and administrative headcount and realigned significant responsibilities in the administrative functions. Due to these changes, salary and benefits expense for the nine months was $1,243,000 lower in 1997 when compared to 1996. For the third quarter, the decrease was $396,000. Similarly, with a smaller sales force, travel and showroom expenses have been cut in 1997 when compared to 1996. For the nine month period, travel and showroom expenses were $150,000 lower and in the third quarter, these expenses were $33,000 lower. Advertising expenses have been reduced from the prior year by $442,000 for the nine month period and $145,000 in the third quarter. In response to the lower sales volume, the Company has reduced expenditures in this area.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued

INTEREST EXPENSE
----------------
Interest expense for the nine months and the third quarter were down significantly from the prior year. Interest expense for the nine months ended August 2, 1997 was $930,000, or $209,000 (18.3%) lower than interest expense of $1,139,000 for the nine months ended August 3, 1996. For the third quarter, 1997 expense was $276,000, or $69,000 (20.0%) lower than 1996 expense of $345,000. The decrease for the nine month period and in the third quarter can be attributed to the lower average balances on outstanding debt, mainly the revolving credit line. Average outstanding advances in 1997 under the revolving credit line were approximately $3,200,000 lower in the nine month period and $3,400,000 lower in the third quarter than in 1996. Interest rates for this agreement ranged from 10% to 10.25% in 1997 and from 8.75% to 9.25% in 1996.


DEPRECIATION AND AMORTIZATION
-----------------------------
For the first nine months of 1997, depreciation and amortization fell $143,000 to $351,000 from $494,000 in 1996. For the third quarter, depreciation and amortization expense was $112,000 in 1997 and $168,000 in 1996, a decrease of $56,000. Depreciation and amortization expense has remained fairly level as the Company is investing in capital assets only as necessary to maintain its current level of operations. With minimal amounts invested in fixed assets in recent years, depreciation charges on fixed assets that are becoming fully depreciated are not being replaced, resulting in lower depreciation expense.


BENEFIT FROM INCOME TAXES
-------------------------
For the nine months and third quarter ended August 2, 1997, the Company recorded a benefit from income taxes of $100,000 and $20,000, respectively. For the comparable periods of 1996, the Company had a benefit from income taxes of $837,000 and $283,000, respectively. With losses accumulated in 1997, the Company has fully utilized its carryback to prior periods. Income tax rates applied have been consistent between 1997 and 1996.


NET LOSS
--------
The Company reported a net loss of $115,000 for the third quarter and a net loss of $278,000 for the nine months ended August 2, 1997. For the comparable periods of 1996, the Company had a net loss of $574,000 for the third quarter and a net loss of $1,659,000 for the nine months. Better gross margins and reduced selling, general and administrative expenses combined to improve operating results for the Company. In addition, reductions in outstanding debt have lowered interest costs.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Historically, the Company has funded substantially all of its working capital and capital expenditure requirements through borrowings under its finance agreement and other indebtedness. The revolving finance agreement provides flexibility to the Company as the availability of funds fluctuates with the seasonal needs of the Company. Generally, the Company's working capital needs are highest in the fourth fiscal quarter and lowest in the first fiscal quarter. The Company continues to rely on the revolving finance agreement to provide working capital for its day-to-day operations. With its revolving finance agreement, the Company finances its accounts receivable and inventories, paying interest at a variable rate (prime plus 1.75%, or 10.25%, at August 2, 1997).

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

The Company had approximately $177,000 of unused availability under the agreement at August 2, 1997. The Company believes that its revolving finance agreement, as amended, will provide the necessary liquidity to fund its current level of operations.

The Company has not made any outlays for capital equipment during the first nine months of 1997. Capital expenditures for the first nine months of 1996 were $21,000. The Company is making capital expenditures only to maintain current levels of operations.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


FINANCIAL CONDITION

ACCOUNTS RECEIVABLE
-------------------
Accounts receivable were $7,404,000 at August 2, 1997 compared to $10,808,000 at November 2, 1996, a decrease of $3,404,000. Trade receivables have historically been at their highest point at the end of the fourth quarter because of the heavy sales volume related to Christmas buying by retailers. Second, lower sales volume and increased collection efforts have contributed to the decrease.


INVENTORIES
-----------
Inventories were $9,530,000 at August 2, 1997, a decrease of $2,981,000 from the inventories held at November 2, 1996 of $12,511,000. Of the decrease, approximately $1,186,000 is finished goods, $51,000 is work in process, and $1,744,000 is raw materials. The lower balance is a result of the Company focusing on managing inventory turns, both finished goods and raw materials, in order to reduce the investment in inventories. In addition, the investment in inventory has been decreased as fewer styles are now being carried in finished goods and emphasis has been placed on selling closeouts. Finally, with fewer styles in the product lines as discussed above, raw material inventories include fewer varieties of components.


BORROWINGS UNDER FINANCE AGREEMENT
----------------------------------
The balance outstanding under the finance agreement was $6,443,000 at August 2, 1997 compared to $11,464,000 at November 2, 1996. Negotiated decreases in the revolving line of credit combined with planned reductions in accounts receivable and inventories contributed to the reduction in the outstanding balance.


NEW ACCOUNTING STANDARDS
------------------------
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that changes in the amounts of comprehensive income items, which are currently reported as separate components of equity, be shown in a financial statement, displayed as prominently as other financial statements. The common components of other comprehensive income would include foreign currency translation adjustments, minimum pension liability adjustments and/or unrealized gains or losses on available-for-sale securities. The Statement does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued

This Statement is effective for the Company in fiscal 1999; however, management has not yet completed its assessment of the manner in which comprehensive income might be displayed.

In June 1997, the FASB issued FAS 131, "Disclosures About Segments of an Enterprise and Related Information". This Statement will change the way the Company reports information about segments of their business in their annual financial statements and require the Company to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement requires the Company disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

This Statement is effective for the Company in fiscal 1999; however, management has not yet completed its assessment of how this Statement impacts existing segment disclosure.


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

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
------       --------------------------------
(a)   Exhibits Filed:

      (27) Financial Data Schedule for the Third Quarter ended August 2, 1997


(b)   Reports on Form 8-K:

      NONE


                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     B.B. Walker Company


     Date  September 16, 1997        /s/KENT T. ANDERSON
           ------------------        -------------------
                                     Kent T. Anderson
                                     Chairman of the Board, Chief
                                     Executive Officer and President




     Date  September 16, 1997        /s/ JOHN R. WHITENER
           ------------------        --------------------
                                     John R. Whitener
                                     Controller