Form 10-K
period 1997-11-01
WALKER B B CO
filed 1998-01-30
CIK 104218

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 1, 1997

                          Commission File Number 0-934
                          ----------------------------

                             B. B. WALKER COMPANY
                             --------------------
            (Exact name of registrant as specified in its charter)

           North Carolina                                      56-0581797
  -------------------------------                         -------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

  414 East Dixie Drive, Asheboro, NC                             27203
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (336) 625-1380
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  (     )

On January 23, 1998, the aggregate market value of voting stock held by non-affiliates was approximately $1,079,084.

On January 23, 1998, 1,726,534 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of the Company for the year ended November 1, 1997 are incorporated herein by reference in Parts II and
IV. Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 16, 1998 are incorporated by reference in
Part III.

The Exhibit Index is on Pages F-4 and F-6.

                              B.B. WALKER COMPANY
                         1997 FORM 10-K ANNUAL REPORT

                               Table of Contents


                                    PART I
                                                                      Page No.

Item 1.     Business                                                     1

Item 2.     Properties                                                   10

Item 3.     Legal Proceedings                                            11

Item 4.     Submission of Matters to a Vote of Security Holders          11

            Executive Officers of the Company                            12


                                    PART II

Item 5.     Market for the Registrant's Common Stock and
              Related Stockholder Matters                                12

Item 6.     Selected Financial Data                                      13

Item 7.     Management's Discussion and Analysis of the
              Results of Operations and Financial Condition              13

Item 8.     Financial Statements and Supplementary Data                  13

Item 9.     Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure                     13


                                    PART III

Item 10.    Directors, Executive Officers, Promoters and
              Control Persons of the Registrant                         13

Item 11.    Executive Compensation                                      13

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                            14

Item 13.    Certain Relationships and Related Transactions              14


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                       14


Exhibit Index                                                   F-4 to F-6

B.B. Walker Company
1997 Form 10-K

                                    PART I

ITEM 1.  BUSINESS

GENERAL

B.B. Walker Company, (the "Company") was incorporated in North Carolina on October 15, 1952. The Company designs, manufactures and markets complete lines of moderately-priced, value-oriented western and work/outdoor boots and shoes for men and women. The majority of the Company's products are sold under its proprietary brand names, with the remainder sold under major retailers' private labels and on contract to other footwear manufacturers.
The Company markets its product primarily to wholesale customers in the United States, but it also serves customers in Canada, Japan and Europe. The Company has one subsidiary, Bender Shoe Company ("Bender"), which is wholly-owned. Bender is located in Somerset, Pennsylvania and principally manufactures western footwear. In addition, the Company operates two retail shoe outlets which carry a wide assortment of footwear, including other footwear companies' brands, accessories and footwear care products.

The Company's business is separated into two divisions, wholesale and retail. Footwear manufactured and wholesaled by the Company, which includes branded, private label and institutional sales, comprised 92.0% of net sales in 1997, 92.6% of net sales in 1996 and 93.4% of net sales in 1995. The remaining 8.0%, 7.4% and 6.6% of net sales in fiscal 1997, 1996 and 1995, respectively, were sales from the Company's retail outlets.

During the fourth quarter of 1996, in response to a soft retail environment, management made a critical assessment of the Company's situation and the steps that were necessary to move the Company in a more positive direction. Management's plans included consolidating some operations and services and reducing other parts of the Company to make it more competitive. The most significant change was a repositioning of the Company's branded product lines to direct the Company's limited resources towards those styles that displayed the most potential for the Company. Management reviewed the existing lines offered by the Company and eliminated styles that would not generate acceptable returns for the Company. Most of the styles eliminated were part of the outdoor line. The Company continues to offer styles within all of its existing branded lines. However, with fewer styles in the Company's product lines, less capital is tied up in finished goods and raw material inventories. In addition, the rate of turns in existing inventories improved.

B.B. Walker Company
1997 Form 10-K


To support the more efficient product lines and improve market coverage for the Company's styles, the separate sales forces which previously served the Work/Outdoor Division and the Western Division were merged into a single sales force under the supervision of one national sales manager. Several new sales territories were established to allow concentration of efforts in larger metropolitan areas. The new sales force now markets both western and work/outdoor footwear to customers in their established territories which effectively eliminates the overlap that existed with separate sales forces under the previous divisional structure. The Company provided extensive training for the sales force to prepare them to market both lines of footwear in their territories. This change impacted the Company's sales during the first quarter and into the second quarter of fiscal 1997 as this transition was implemented. Management also reviewed and refined how the sales team markets the product lines to customers and what customers the Company wants to serve in order to take full advantage of the new sales structure.

In relation to manufacturing, management examined its operations to identify changes needed to maximize use of manufacturing capacity. Limited modifications to the work flow in Asheboro, NC and Somerset, PA were made which resulted in gains in efficiency. Also, a reorganization in the structure of the raw materials management was implemented with an emphasis on improving procedures and reducing the Company's investment in inventory. Efforts in these areas have identified additional areas for improvement and management continues to review its options for the manufacturing function.


Overall, the processes initiated during the year had a positive impact on the Company's financial condition and operations. A reduction in receivables of approximately $1,700,000 and a reduction in inventories of approximately $3,000,000 generated enough cash flow to allow for a reduction in the advances against the revolving credit facility of approximately $4,100,000 during fiscal 1997. More importantly, the Company reported net income of $24,000 versus a loss of $4,041,000 in the prior year. This was accomplished through an improvement in gross margins from 20.8% to 26.1% and a reduction in selling and administrative expenses of approximately $3,400,000.


CURRENT PRODUCTS

The Company manufactures and distributes high quality, moderately-priced branded and private label footwear. The Company's product offerings to its customers consist principally of either western boots or work/outdoor boots. The Company also manufactures safety shoes with steel toe construction. The Company has approximately 4,000 active accounts. A majority of the customer base is made up of small retail chains and independent retail outlets. In 1997, one customer accounted for approximately 10% of net sales. In 1996 and 1995, no single customer comprised 10% or more of net sales. The Company does not feel that a single customer or group of customers comprise a significant portion of operations or exert significant influence over the Company. The loss of any single customer would not have a material adverse effect on the Company. The following is a description of the respective product offerings of the Company for each of its primary markets:

B.B. Walker Company
1997 Form 10-K


BRANDED FOOTWEAR

For western boot customers, the Company offers quality western boots through two proprietary brands. With its ABILENE[REGISTERED] brand, the Company manufactures high quality, all-leather boots for the traditional boot wearer. ABILENE BOOTS[REGISTERED] are made in both men's and women's styles and are distributed mainly through a variety of western apparel and footwear stores.
A more contemporary line, SAGE[REGISTERED], is offered at a lower price point and features brighter colors and accents. The SAGE[REGISTERED] line is offered in both men's and women's styles. Also under the SAGE[REGISTERED] brand, the Company has a children's line of western footwear which is manufactured overseas for the Company. In addition to the sales force, the Company also promotes these lines through use of a mobile sales showroom which is used at special customer promotions, rodeos and other events.

During 1997, management decided not to renew the licensing agreement to manufacture and market JACK DANIEL's<TRADEMARK> western boots because of weak demand and declining profitability for the line. The JACK DANIEL's<TRADEMARK> line was introduced in February 1994 and demand for the line never achieved expectations. The impact on the Company of discontinuing the line was not significant. For 1997, 1996 and 1995, the JACK DANIEL's<TRADEMARK> line comprised .12%, .93% and 1.39% of net sales, respectively.

To promote brand recognition for the ABILENE[REGISTERED] line of footwear, the Company has entered into several promotional relationships with influential talents in country music and rodeo. In fiscal 1996, the Company's marketing/spokesman agreement with John Michael Montgomery expired. The Company elected not to renew the formal agreement with John Michael Montgomery but, on occasion, may contract with John Michael Montgomery to promote the ABILENE[REGISTERED] line for special events. In addition, during 1997, the Company signed promotional agreements with Confederate Railroad and DooWah Riders, two prominent bands in country music, to promote the ABILENE [REGISTERED] brand at their concerts and other special events. From rodeo, the Company is sponsoring Jerome Davis, the 1995 World Champion Bullrider.

Beginning in 1998, the Company will begin actively promoting its product to fans of NASCAR. The Company's association with stock car racing will come through radio advertising on the NASCAR Country Network and other special promotions. The Company hopes to establish its brand name with the massive audience of racing fans that follow NASCAR.


The ABILENE[REGISTERED] and SAGE[REGISTERED] brands are manufactured at the Company's facility in Somerset, Pennsylvania. The final product is shipped to the central warehouse in Asheboro, North Carolina for distribution.

B.B. Walker Company
1997 Form 10-K


For the work/outdoor customer, the Company manufactures and distributes work/outdoor footwear under its GOLDEN RETRIEVER[REGISTERED] brand. The Company offers a variety of work/outdoor styles under the GOLDEN RETRIEVER[REGISTERED] trademark, including pull-on, lace-up, lined, insulated and waterproof, in a variety of heights, soles and constructions. New in 1997, the Company introduced its new line of DURATUFF<TRADEMARK> Work Boots which features double cushioned insoles. Upon implementation of management's plans, the GOLDEN RETRIEVER[REGISTERED] brand will cover the majority of the Company's work and outdoor styles. In addition, the Company manufactures and markets quality boots and shoes for work and safety use under the WALKER FOOTWEAR THAT WORKS[REGISTERED] brand and the SAFETY FIRST[REGISTERED] brand. The work/outdoor lines are manufactured at the Company's Asheboro facility.

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


PRIVATE LABEL FOOTWEAR

The Company manufactures shoes for large retailers and other footwear manufacturers under contract. Most of the private label products consist of work/outdoor footwear although the Company is actively pursuing new customers of western private label products. The significant customers in this division consist of large national retail chains, specialty catalogue retailers and large wholesalers. In addition, this division serves large accounts overseas, primarily in Europe and Japan.

B.B. Walker Company
1997 Form 10-K


OTHER

The Company operates two retail stores which offer the Company's branded merchandise at discount prices to retail customers. In addition to Company brands, a wide selection of other manufacturers' brands and accessories are offered to provide customers with a variety of options from which to choose. One retail store, which operates under THE FOOTFACTORY[REGISTERED] name, is located in an outlet mall in Lancaster, Pennsylvania. The second store is a factory outlet store located in its Asheboro facility.

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

B.B. Walker Company
1997 Form 10-K


SALES AND MARKETING

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

The Company markets its products primarily to wholesale customers in the United States, but also provides footwear to customers in Canada, Japan and Europe. The Company has approximately 4,000 active accounts. The Company's salesmen are offered special incentives for opening new accounts. A majority of the customer base is made up of small retail chains and independent retail outlets. These customers have traditionally sold western or rugged work/outdoor products and, as such, have not been affected by changing fashion trends. During 1997, one customer accounted for approximately 10% of net sales. For 1996 and 1995, no customers comprised 10% or more of net sales. Historically, the largest ten customers account for less than 25% of net sales. The Company does not feel that a single customer or group of customers comprise a significant portion of operations or exert significant influence over the Company.


DISTRIBUTION

The Company's footwear is distributed nationally from its warehouse in Asheboro, North Carolina. The Company ships its finished goods with its own fleet of trucks and trailers or uses a parcel delivery service and common carriers when cost effective or requested by the customer. The Company's trucks deliver goods to large customers, as well as to trucking terminals for subsequent delivery to customers by local or cartage carriers. On the back haul, the trucks generally pick up raw materials from suppliers for delivery to the Company's warehouse at its Asheboro facility.

B.B. Walker Company
1997 Form 10-K


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

B.B. Walker Company
1997 Form 10-K


The Company's principal raw materials are leather, rubber and composition-based heels and soles, and fiber based items, such as insoles. The Company purchases its raw materials from numerous suppliers, the majority of which are domestic. The Company is not dependent on any one supplier for raw materials. While the Company expects that supplies of raw materials will continue to be readily available as needed for the Company's operations, the price of some of the components of its products, primarily leather, has exhibited volatility in the past, and some price volatility can be anticipated in future years. The supply of leather and other raw materials was adequate in 1997.


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


BACKLOG

Backlog records are maintained based on orders for pairs of footwear, rather than in terms of dollars. The backlog fluctuates on a seasonal basis, reaching higher levels in the spring and summer months when retailers buy for fall selling. At November 1, 1997, the backlog for orders believed to be firm was 119,470 pairs, as compared to 92,385 pairs as of November 2, 1996. The backlog at a particular time is affected by a number of factors, including seasonality and scheduled date of manufacture and delivery. Private label and export orders often have significant lead times. Therefore, a comparison of the Company's backlog from period to period may not be meaningful and may not be indicative of future sales.

Advance private label and export orders provide the Company with a stable work flow which complements orders for branded footwear. The Company attempts to ship orders for branded products from inventory as they are received. Thus, the backlog of branded products only reflects orders that were not immediately filled from inventory and does not accurately predict the mix of future sales. All orders at November 1, 1997 are expected to be filled during the current fiscal year.

B.B. Walker Company
1997 Form 10-K


INTELLECTUAL PROPERTY

The Company owns federal trademark registrations for many of its marks, including ABILENE[REGISTERED], SAGE[REGISTERED], GOLDEN RETRIEVER[REGISTERED], WALKER FOOTWEAR THAT WORKS[REGISTERED], SAFETY FIRST[REGISTERED],AIR RIDE[REGISTERED] COMFORT SYSTEM and EASY COMFORT[REGISTERED] SYSTEM. The Company's trademarks are valuable assets. Therefore, it is the policy of the Company to pursue registration of its trademarks whenever possible and to defend its trademarks from infringement to the greatest extent practicable under the law. There are no patents, licenses, franchises or concessions that are material to the operations of the Company.


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


EMPLOYEES

The Company and its subsidiary employed 423 persons as of November 1, 1997, 261 at the Asheboro, North Carolina facility and 162 at the Somerset, Pennsylvania facility. Of these individuals, 308 were engaged in manufacturing and 115 in administrative, sales and transportation functions. Substantially all of the Company's employees were employed on a full-time basis. None of the Company's employees are covered by collective bargaining agreements and the Company believes its relations with its employees are good.


YEAR 2000 COMPLIANCE

The Company has and will continue to make certain investments in its software systems and applications to ensure that the Company is year 2000 compliant.
It is anticipated that the project will be completed by internal staff without significant contributions from outside contractors. The financial impact to the Company has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year.

B.B. Walker Company
1997 Form 10-K


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


ITEM 2.  PROPERTIES

As of November 1, 1997, the Company and its subsidiary utilized an aggregate of approximately 355,000 square feet of floorspace in various facilities, all of which are in service and are adequate for the operations performed. Substantially all of the Company's property, including its facilities and inventories, are insured on a replacement value basis.


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

B.B. Walker Company
1997 Form 10-K


The Company also operates factory outlet retail stores in Asheboro, North Carolina and Lancaster, Pennsylvania. The Asheboro retail store is located at the Company's Asheboro facility. The retail store space in Lancaster is leased by the Company.

The Company has also entered into long-term agreements with non-related lessors to lease certain machinery and equipment, including transportation equipment. Some of the leases are in substance financing arrangements and have been capitalized by the Company. Information regarding cost and present value of the capitalized leases is presented in Notes 3 and 9, respectively, in the Notes to Consolidated Financial Statements for the year ended November 1, 1997 and is incorporated herein by reference.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the 1997 fiscal year.

B.B. Walker Company
1997 Form 10-K

EXECUTIVE OFFICERS OF THE COMPANY

The names, ages and positions of the executive officers of the Company as of November 1, 1997 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Annual Meeting of the Board of Directors convened immediately following the Annual Meeting of the Shareholders. Executive officers serve until the next annual meeting of the Directors and until their successors are elected and qualified.

    Executive Officer (Age)             Position and Office
    -----------------------             -------------------
    Kent T. Anderson (55)               Chairman (1992), President (1984) and
                                        Chief Executive Officer (1986)  (1)

    French P. Humphries (57)            Executive Vice President (1995)  (2)

    William C. Massie (60)              Executive Vice President (1995)  (3)

    John R. Whitener (34)               Controller (1993)  (4)

 (1)  Officer is also a director of the Company.

 (2) As of December 1995, officer was named Executive Vice President and directs the Company's marketing and merchandising efforts. From 1992 to 1995, he served as Vice President - Marketing. Prior to 1992, he was General Manager of the Western Division, a position he held since 1977.

 (3) As of December 1995, officer was named Executive Vice President. His current responsibilities involve the Company's administrative and operating functions. Prior to this position, he served as Vice President - Finance and Administration since joining the Company in 1988.

 (4) Served in this position since September 1993. His responsibilities include the finance and accounting functions of the Company. Prior to joining the Company, he was a senior manager with KPMG Peat Marwick, a public accounting firm.


                                    PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is found under the heading "Stock Prices" on page 43 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) for the year ended November 1, 1997 and is incorporated herein by reference. The Company had 1,173 shareholders of record at January 23, 1997.

B.B. Walker Company
1997 Form 10-K


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is reported on page 29 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) under the heading "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this Item is on pages 30 thru 42 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is reported on pages 4 thru 28 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) and is incorporated herein by reference.


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

Information concerning the Company's executive officers required by this Item is incorporated herein by reference to Part I of this Form 10-K on Page 12, under the caption "Executive Officers of the Company".


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

B.B. Walker Company
1997 Form 10-K


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



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this Form 10-K:

     (1) Financial Statements - The following consolidated financial statements of the Company are incorporated herein by reference to pages 4 thru 28 of the Annual Report to Shareholders:

         (a) Consolidated Statements of Income (Loss) for the fiscal years ended November 1, 1997, November 2, 1996 and October 28, 1995.

         (b) Consolidated Balance Sheets at November 1, 1997 and
             November 2, 1996.

         (c) Consolidated Statements of Cash Flows for the fiscal years ended November 1, 1997, November 2, 1996 and October 28, 1995.

         (d) Consolidated Statements of Shareholders' Equity for the fiscal years ended November 1, 1997, November 2, 1996 and October 28, 1995.

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

     (2) Financial Statement Schedules - The following supplementary consolidated financial statement schedules of the Company are filed as part of this Form 10-K and should be read in conjunction with the Annual Report to Shareholders:

          Schedule                                                 Page
          --------                                                 ----
            VIII     Valuation and Qualifying Accounts              F-2

              X      Supplementary Income Statement Information     F-3

B.B. Walker Company
1997 Form 10-K



          The reports of the Company's independent public accountants with respect to the above described financial statements and financial statement schedules appear on page 28 of the Annual Report to Shareholders and on page F-1 of this report, respectively, and are incorporated herein by reference.

          All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.


(B) No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1997.


(C) A listing of exhibits is incorporated herein by reference to the Index to Exhibits on pages F-4 thru F-6.

B.B. Walker Company
1997 Form 10-K



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         B.B. WALKER COMPANY (Registrant)

                                         By:  DOROTHY W. CRAVEN
                                              ---------------------
                                              Dorothy W. Craven
Date:  January 23, 1998                       Corporate Secretary
       ----------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

            Signature                                 Title
            ---------                                 -----

Principal Executive Officer:

KENT T. ANDERSON           1/23/98      Chairman of the Board, Chief Executive
------------------         -------      Officer and President
Kent T. Anderson            Date

Principal Financial and Accounting Officer:

JOHN R. WHITENER           1/23/98       Corporate Controller
------------------         -------
John R. Whitener            Date


                               BOARD OF DIRECTORS

KENT T. ANDERSON           1/23/98            EDNA A. WALKER          1/23/98
------------------         -------            ----------------        -------
Kent T. Anderson            Date              Edna A. Walker            Date
Chairman

ROBERT L. DONNELL, JR.     1/23/98            MICHAEL C. MILLER       1/23/98
------------------------   -------            -------------------     -------
Robert L. Donnell, Jr.      Date              Michael C. Miller         Date

JAMES P. McDERMOTT         1/23/98            GEORGE M. BALL          1/23/98
--------------------       -------            ----------------        -------
James P. McDermott          Date              George M. Ball            Date

B.B. Walker Company
1997 Form 10-K


                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES
                       ---------------------------------

To the Board of Directors and Shareholders of B.B. Walker Company

Our audits of the consolidated financial statements referred to in our report dated December 1, 1997 appearing on page 28 of the 1997 Annual Report to Shareholders of B.B. Walker Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

Winston-Salem, North Carolina
December 1, 1997

                              B.B. WALKER COMPANY                Schedule VIII
                                                                 -------------
                       VALUATION AND QUALIFYING ACCOUNTS


                  Balance at  Charged to  Charged to
                  Beginning   Costs and     Other                  Balance at
  Description      of Year    Expenses     Accounts    Deductions  End of Year
  -----------     ----------  ----------  -----------  ----------  -----------

Allowance for Doubtful Accounts:

November 1, 1997  $  742,000     267,000        -         506,000  $   503,000
                  ==========  ==========  ===========  ==========  ===========
November 2, 1996  $  521,000     922,000        -         701,000  $   742,000
                  ==========  ==========  ===========  ==========  ===========
October 28, 1995  $  778,000     425,000        -         682,000  $   521,000
                  ==========  ==========  ===========  ==========  ===========

                              B.B. WALKER COMPANY                   Schedule X
                                                                    ----------
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                  November 1,     November 2,     October 28,
                                     1997            1996            1995
                                  (52 weeks)      (53 weeks)      (52 weeks)
                                  -----------     -----------     -----------

The following amounts were charged to
 costs and expenses:


Maintenance and repairs            $  338,000      $  438,000      $  565,000
                                   ==========      ==========      ==========

Advertising costs                  $1,011,000      $1,349,000      $1,118,000
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

                              INDEX TO EXHIBITS

                                                            Page Number or
Exhibit                                                    Incorporation By
Number             Description                               Reference To
-------            -----------                               ------------

(4)(c)(8) Fourth Amendment to the Credit Agreement      Exhibit (4)(c)(8) to
          dated April 15, 1997 between B.B. Walker      Form 10-Q for the
          and Mellon Bank, N.A.                         second quarter ended
                                                        May 3, 1997

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

  (11) Computation of earnings per share amounts are explained in Note 1 to the Consolidated
       Financial Statements in the Annual Report to
       Shareholders for the fiscal year ended
       November 1, 1997, which is Exhibit 13 to this filing

  (13) Annual Report to Shareholders for the fiscal     Filed herewith as
       year ending November 1, 1997                     Exhibit (13)

  (22) Subsidiaries of the Registrant                   Filed herewith as
                                                        Exhibit (22)