Form 10-Q
period 1998-01-31
WALKER B B CO
filed 1998-03-17
CIK 104218

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FIRST QUARTER ENDED JANUARY 31, 1998


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

On March 13, 1998, 1,726,534 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.








                                     Cover

                              B.B. WALKER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                (Unaudited)
                                                January 31,       November 1,
               Assets                              1998              1997
               ------                           -----------       -----------

Cash                                            $        1        $        1
Accounts receivable, less allowance
  for doubtful accounts of $540 in
  1998 and $503 in 1997                              7,536             9,084
Inventories                                          9,157             9,533
Prepaid expenses                                       233               413
Deferred income tax benefit, current                   237               237
                                                   -------           -------
    Total current assets                            17,164            19,268

Property, plant and equipment, net of
  accumulated depreciation and amortization
  of $6,330 in 1998 and $6,256 in 1997               1,787             1,750
Other assets                                           159               156
                                                   -------           -------
                                                $   19,110        $   21,174
                                                   =======           =======




























                                       1
                                                                  (Continued)

                              B.B. WALKER COMPANY
                    CONSOLIDATED BALANCE SHEETS, Continued
                                (In thousands)


                                                (Unaudited)
                                                January 31,       November 1,
  Liabilities and Shareholders' Equity             1998              1997
  ------------------------------------          -----------       -----------

Borrowings under finance agreement              $    6,395        $    7,364
Accounts payable, trade                              3,105             3,937
Accrued salaries, wages and bonuses                    250               468
Other accounts payable and accrued liabilities         746               489
Current portion of long-term obligations             1,009             1,087
Income taxes payable                                    23                23
                                                   -------           -------
    Total current liabilities                       11,528            13,368
                                                   -------           -------

Long-term obligations                                3,170             3,216
Minority interests in consolidated subsidiary           33                33

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 1998 and 1997                    83                83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,726,534 shares issued and
    outstanding in 1998 and 1997                     1,727             1,727
  Capital in excess of par value                     2,724             2,724
  Retained earnings (deficit)                          (53)              129
  Shareholders' loans                                 (102)             (106)
                                                   -------           -------
    Total shareholders' equity                       4,379             4,557
                                                   -------           -------
                                                $   19,110        $   21,174
                                                   =======           =======














The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              B.B. WALKER COMPANY
                        CONSOLIDATED STATEMENTS OF LOSS
                     (In thousands, except per share data)

                                                            (Unaudited)
                                                           First Quarter
                                                               Ended
                                                     ------------------------
                                                     January 31,   February 1,
                                                        1998          1997
                                                     -----------   -----------

Net sales                                            $    7,732    $    8,289
Interest and other income                                   131            32
                                                        -------       -------
  Total revenues                                          7,863         8,321
                                                        -------       -------

Cost of products sold                                     5,792         6,181
Selling and administrative expenses                       1,901         1,880
Depreciation and amortization                                74           125
Interest expense                                            276           360
                                                        -------       -------
  Total costs and expenses                                8,043         8,546
                                                        -------       -------
Loss before income taxes and
  minority interest                                        (180)         (225)
Benefit from income taxes                                   -             (90)
Minority interest                                             1             1
                                                        -------       -------
  Net loss                                                 (181)         (136)

Retained earnings, beginning of quarter                     129           111
Dividends on preferred stock                                 (1)           (1)
                                                        -------       -------
Retained earnings, end of quarter                    $      (53)   $      (26)
                                                        =======       =======

Net loss per share:
  Basic                                              $     (.11)   $     (.08)
                                                        =======       =======
  Diluted                                            $     (.10)   $     (.08)
                                                        =======       =======
Weighted average common shares outstanding:
  Basic                                                   1,727         1,727
                                                        =======       =======
  Diluted                                                 1,738         1,728
                                                        =======       =======





The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              B.B. WALKER COMPANY
                      CONSOLIDATED CASH FLOWS STATEMENTS
                                (In thousands)
                                                            (Unaudited)
                                                           First Quarter
                                                               Ended
                                                     ------------------------
                                                     January 31,   February 1,
                                                        1998          1997
                                                     -----------   -----------
Cash Flows From Operating Activities:
  Net loss                                           $     (181)   $     (136)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                            74           125
    Gain on sale of fixed assets                            -             (17)
    Deferred income taxes                                   -             (30)
    (Increase) decrease in:
     Accounts receivable, net                             1,548         2,748
     Inventories                                            376         1,711
     Prepaid expenses                                       180           110
     Other assets                                            (3)           15
    Increase (decrease) in:
     Accounts payable, trade                               (832)         (956)
     Accrued salaries, wages and bonuses                   (218)         (349)
     Other accounts payable and accrued liabilities         257            93
     Income taxes payable                                   -             (60)
                                                        -------       -------
  Net cash provided by operating activities               1,201         3,254
                                                        -------       -------

Cash Flows From Investing Activities:
  Capital expenditures                                     (111)          -
  Proceeds from disposal of property,
    plant and equipment                                     -              17
                                                        -------       -------
  Net cash provided by (used for)
    investing activities                                   (111)           17
                                                        -------       -------
Cash Flows From Financing Activities:
  Net borrowing under finance agreement                    (969)       (3,086)
  Proceeds from issuance of long-term obligations            11             6
  Payment on long-term obligations                         (135)         (194)
  Loans to shareholders, net of repayments                    4             4
  Dividends paid on 7% cumulative preferred stock            (1)           (1)
                                                        -------       -------
  Net cash used for financing activities                 (1,090)       (3,271)
                                                        -------       -------

Net change in cash                                         -             -
Cash at beginning of year                                     1             1
                                                        -------       -------
Cash at end of quarter                               $        1    $        1
                                                        =======       =======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              B.B. WALKER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
------
A summary of the Company's significant accounting policies is presented on page 9 of its 1997 Annual Report to Shareholders. Users of financial information presented for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results.

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

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The results for the first quarters ended January 31, 1998 and February 1, 1997 each include thirteen weeks of operations.


Note 2
------
The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128) effective January 31, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options. All prior period earnings per share amounts have been restated to comply with SFAS No. 128.

                              B.B. WALKER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted earnings is provided as follows (amounts in thousands, except share amounts):

                               January 31, 1998                February 1, 1997
                         Income         Shares      Per Share    Income         Shares      Per Share
                       (Numerator)   (Denominator)   Amount    (Numerator)   (Denominator)   Amount
                       -----------   -------------  ---------  -----------   -------------  ---------
Net loss               $      (181)                            $      (136)
Less: Dividends on
      preferred stock           (1)                                     (1)
                         ---------                               ---------
BASIC EPS
Net loss attributable
      to common
      shareholders            (182)      1,726,534   $  (.11)         (137)      1,726,534   $  (.08)

Effect of Dilutive
      Securities                            11,912                                   1,325
                         ---------    ------------    ------     ---------    ------------    ------
DILUTED EPS
Net loss attributable
      to common
      shareholders     $      (182)      1,738,446   $  (.10)  $      (137)      1,727,859   $  (.08)
                         =========    ============    ======     =========    ============    ======

                              B.B. WALKER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Note 3
------
Long-term obligations consist of the following amounts (in thousands):

                                               (Unaudited)
                                               January 31,       November 1,
                                                  1998              1997
                                               -----------       -----------
Notes payable to banks                         $    2,391        $    2,502
Notes payable to governmental authorities             600               610
Promissory notes payable to shareholders            1,188             1,182
Capital lease obligations                             -                   9
                                                  -------           -------
                                                    4,179             4,303
Less portion payable within one year                1,009             1,087
                                                  -------           -------
                                               $    3,170        $    3,216
                                                  =======           =======


Note 4
------
Inventories are composed of the following amounts (in thousands):

                                               (Unaudited)
                                               January 31,       November 1,
                                                  1998              1997
                                               -----------       -----------

     Finished goods                            $    5,308        $    4,883
     Work in process                                  603               884
     Raw materials and supplies                     3,246             3,766
                                                  -------           -------
                                               $    9,157        $    9,533
                                                  =======           =======

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------
The following summarizes the results of operations for the Company for the first quarters ended January 31, 1998 and February 1, 1997:

                                                        Three
                                                    Months Ended
                                              -------------------------
                                              January 31,   February 1,
                                                 1998          1997
                                              -----------   -----------
      Net sales                                   100.0%        100.0%
      Cost of products sold                        74.9%         74.6%
                                                 -------       -------
        Gross margin                               25.1%         25.4%

      Selling and administrative expenses          24.6%         22.7%
      Depreciation and amortization                 1.0%          1.5%
      Interest expense                              3.5%          4.3%
      Interest and other income                    (1.7%)         (.4%)
                                                 -------       -------
        Loss before income taxes
          and minority interest                    (2.3%)        (2.7%)

      Benefit from income taxes                      -           (1.1%)
      Minority interest                              -             -
                                                 -------       -------
        Net loss                                   (2.3%)        (1.6%)
                                                 =======       =======


Net Sales
---------
Net sales for the first quarter of 1998 were $7,732,000, or 6.7% lower than net sales of $8,289,000 in the first quarter of 1997. The Company's sales include sales of footwear manufactured and wholesaled by the Company and sales from the Company's retail outlets. Footwear manufactured and wholesaled by the Company, which includes branded, private label and institutional sales, comprised 92.6% of net sales in the first quarter of 1998 and 91.8% of net sales in the first quarter of 1997. The remaining 7.4% and 8.2% of net sales in 1998 and 1997, respectively, were sales from the Company's retail outlets.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION, Continued


The decrease in net sales can be attributed to two factors. First, the Company repositioned its product lines in the first quarter of 1997 by evaluating all styles in its branded lines and eliminating many underperforming styles. The majority of the styles dropped from the branded lines were outdoor styles. In line with the Company's new approach, many of these styles were not replaced as the Company elected to focus on western boots and work boots. The Company spent the first quarter of 1997 closing these styles out of the line and, accordingly, no comparable sales were made in the first quarter of 1998. Second, the Company's western branded business continues to be impacted by a weak western retail sector. Historically, western footwear has proven to be a cyclical business. Demand reached a peak in 1993 and 1994 but has declined during the past three years. With the repositioning of its product lines, the Company's sales are more dependent on its western branded business.

Sales of the Company's branded footwear in the first quarter of 1998 were down $751,000, or 15.2%, from 1997's first quarter because of the reasons discussed above. Branded pairs shipped were down 19.1% in the first quarter while price per pair was up 7.9%. The improvement in price per pair can be attributed to product mix. More of the Company's branded net sales are coming from its western styles that carry a higher price per pair than its work or outdoor styles. In addition, during the first quarter of 1997, the Company closed out many styles at low prices.

Private label sales in the first quarter were up $299,000, or 13.8%, from the prior year. The increase can be attributed to stronger work and outdoor private label business. Much of this business is dependent on the timing of orders for several large customers. Pairs shipped were up 14.5% while the price per pair remained fairly unchanged.

Other sales, which consist primarily of sales from the Company's retail outlets and sales to institutional customers, decreased $106,000, or 9.0%, from the prior year. The Company closed its retail outlet in Myrtle Beach, SC at the end of the 1997 first quarter. In addition, same store sales for the remaining two retail stores were down approximately 6.6%. Sales to institutional customers were relatively the same as the prior year.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION, Continued


Gross Margin
------------
The Company's gross margin as a percentage of sales was 25.1% for the first three months of 1998 and 25.4% for the first three months of 1997. The Company's gross margins showed a slight decrease from the prior year primarily because of the sources from which net sales were derived. For the first quarter of 1998, 54.3% of net sales came from branded sales and 31.9% came from private label sales. For the comparable period in 1997, 59.8% of net sales were branded sales and 26.1% were private label sales. Since private label sales carry lower margins, an overall decrease was experienced. This was partially offset by better operating results from our manufacturing divisions. The Company's gross margin percentage continues to be impacted by competitive pressure at the retail level that requires that the Company remain competitive in the pricing and terms offered.


Selling and Administrative Expenses
-----------------------------------
Selling and administrative expenses were $1,901,000 for the first quarter of 1998 as compared to $1,880,000 for the first quarter of 1997, an increase of $21,000, or 1.1%. Expenses in all categories were comparable with the prior year. Management continues to place emphasis on controlling costs and improving operations in the selling and administrative areas. Many reductions in expenses were realized in the prior year as the Company restructured its sales force and implemented other operational changes in the first quarter.


Interest Expense
----------------
Interest expense in the first quarter of 1998 was $276,000, or $84,000 lower than interest expense of $360,000 for the first quarter of 1997. The decrease for the three month period can be attributed to the lower average balance on outstanding debt. Average outstanding advances under the revolving finance agreement were approximately $3,000,000 lower in the first quarter of 1998 than in 1997. Interest and other fees incurred for this agreement were approximately the same rate for each year. Other long-term debt carried lower balances in 1998 when compared to 1997 as the Company continues to amortize the debt according to each issue's respective terms. No new material debt was added during the first quarter.


Depreciation and Amortization
-----------------------------
Depreciation and amortization in the first quarter of 1998 was $74,000, or $51,000 less than 1997 expenses of $125,000. With minimal amounts invested in fixed assets in recent years, depreciation charges on fixed assets that are becoming fully depreciated are not being replaced, resulting in lower depreciation expense.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION, Continued


Benefit From Income Taxes
-------------------------
For the first quarter of 1998, the Company recorded no benefit from income taxes as compared to the first quarter ended February 1, 1997 where the Company recorded a benefit from income taxes of $90,000. The Company exhausted all potential recoveries of income taxes in 1997 and no more carryback exists. Therefore, the Company's net losses before income taxes are being accounted for as income tax loss carryforwards. The Company evaluated the valuation allowance reserved against its deferred income tax asset at the end of the first quarter and determined that the net deferred income tax asset was appropriately recorded at its net realizable value.


Net Income
----------
The Company reported a net loss of $181,000 in the first quarter of 1998 and $136,000 in the first quarter of 1997. The primary difference was the income tax benefit of $90,000 recorded in 1997 and no such benefit being recorded in 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Historically, the Company has funded substantially all of its working capital and capital expenditure requirements through borrowings under its finance agreement and other indebtedness. The revolving finance agreement provides flexibility to the Company as the availability of funds fluctuates with the seasonal needs of the Company. Generally, the Company's working capital needs are highest in the fourth fiscal quarter and lowest in the first fiscal quarter. With its revolving finance agreement, the Company finances its accounts receivable and inventories, paying interest at a variable rate (prime plus 1.75%, or 10.25%, at January 31, 1998). The Company had outstanding advances of $6,395,000 at January 31, 1998 and an additional $1,071,000 available under the agreement.


During the first quarter of 1998, the Company generated $1,201,000 of cash from operations which was used to reduce the advances under the revolving finance agreement by $969,000. The Company continues to rely on the revolving finance agreement to provide working capital and management anticipates that the revolving finance agreement will continue to provide the necessary liquidity to fund its daily operations going forward.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION, Continued


Under the Company's financing agreement with the bank, the amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. The credit line available under the agreement is currently $8,000,000. In addition, the sublimit for inventory, the maximum advances that can be taken against inventory under the revolving credit agreement, is $4,000,000. The Company must also meet certain restrictive financial covenants that were amended effective November 2, 1996 and for periods thereafter. The covenants require the satisfaction of certain financial tests and the maintenance of certain financial ratios as defined in the agreement. The Company is required to maintain a consolidated current ratio of not less than 1.35 to 1, a consolidated debt leverage ratio of not more than 3 to 1, a consolidated tangible net worth, as defined in the agreement, of not less than $5,600,000 and consolidated working capital of not less than $5,250,000. In addition, at the end of the fiscal year, the Company must be at break even or report net income and can not make capital expenditures in excess of $150,000 during a fiscal year without the agreement of the bank. At January 31, 1998, the Company was in technical default of its consolidated tangible net worth covenant. The Company has orally agreed with the bank to the principal terms of an amendment which addresses its financial covenants. Upon signing the amendment, the Company will be in compliance with all of its financial covenants.

In addition to the revolving credit facility, the financing agreement also provided a $3,000,000 term loan that was used to repay an existing mortgage note payable to a bank that carried a balance of approximately $2,060,000. The term loan bears interest at the bank's prime rate plus 1.75% (10.25% at January 31, 1998).

All advances under the revolving credit facility and the term loan are secured by all accounts receivable, inventories, machinery and equipment of the Company. In addition, the bank has a first lien on the Asheboro land and facilities and a subordinated lien on the Somerset facilities.

The Company made only minimal capital expenditures during the past three years. The Company made significant upgrades to its equipment and facilities in 1993 and 1994. Because of cash flow considerations and restrictions under the finance agreement with a bank, the Company has only been making capital expenditures to maintain current levels of operations during the past three years. Funding for capital expenditures other than the building acquisition has primarily come from the available balance on the finance agreement.

Net working capital, which consists primarily of accounts receivable and inventories less current liabilities, was $5,636,000 at January 31, 1998 and $5,900,000 at November 1, 1997. The ratio of current assets to current liabilities increased to 1.49 to 1 at January 31, 1998 compared to 1.44 to 1 at November 1, 1997.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION, Continued

FINANCIAL CONDITION
-------------------

Accounts Receivable
-------------------
Accounts receivable were $7,536,000 at January 31, 1998 compared to $9,084,000 at November 1, 1997, a decrease of $1,548,000. Trade receivables are historically at their highest point at the end of the fourth quarter because of the heavy sales volume related to Christmas buying by retailers. Second, certain dating programs offered by the Company ended in the first quarter of 1998, resulting in collection of a significant amount of outstanding receivables.


Inventories
-----------
Inventories were $9,157,000 at January 31, 1998, a decrease of $376,000 from the inventories held at November 1, 1997 of $9,533,000. Of the decrease, approximately $281,000 is work in process and $520,000 is raw materials. These were offset by an increase of $425,000 in finished goods. The Company continues to focus on improving turns in inventory and improving the efficiency of raw material procurement.


Borrowings Under Finance Agreement
----------------------------------
The balance outstanding under the finance agreement was $6,395,000 at January 31, 1998 compared to $7,364,000 at November 1, 1997. The decrease can be attributed to the cash applied against the outstanding balance from collections of accounts receivable which were down $1,548,000 in the first quarter of 1998 and better management of inventories.


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

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits Filed:

       (27)       Financial Data Schedule for the first quarter ended January
                  31, 1998

  (b)  Reports on Form 8-K:

       NONE


                                  SIGNATURES
                                  ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        B.B. Walker Company


     Date  March 17, 1998               KENT T. ANDERSON
                                        ---------------------------------
                                        Kent T. Anderson
                                        Chairman of the Board, Chief
                                        Executive Officer and President

     Date  March 17, 1998               JOHN R. WHITENER
                                        ---------------------------------
                                        John R. Whitener
                                        Controller