Form 10-Q
period 1998-05-02
WALKER B B CO
filed 1998-06-16
CIK 104218

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE SECOND QUARTER ENDED MAY 2, 1998


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

On June 15, 1998, 1,720,954 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                              B.B. WALKER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                               (Unaudited)
                                                  May 2,          November 1,
               Assets                              1998              1997
               ------                           -----------       -----------

Cash                                            $        1        $        1
Accounts receivable, less allowance
  for doubtful accounts of $545 in
  1998 and $503 in 1997                              8,065             9,084
Inventories                                          9,488             9,533
Prepaid expenses                                       150               413
Deferred income tax benefit                            237               237
                                                   -------           -------
    Total current assets                            17,941            19,268

Property, plant and equipment, net of
  accumulated depreciation and amortization
  of $6,393 in 1998 and $6,256 in 1997               1,727             1,750
Other assets                                           142               156
                                                   -------           -------
                                                $   19,810        $   21,174
                                                   =======           =======



























                                       1
                                                                  (Continued)

                              B.B. WALKER COMPANY
                    CONSOLIDATED BALANCE SHEETS, Continued
                                (In thousands)


                                               (Unaudited)
                                                  May 2,          November 1,
  Liabilities and Shareholders' Equity             1998              1997
  ------------------------------------          -----------       -----------

Borrowings under finance agreement              $    6,910        $    7,364
Accounts payable, trade                              3,235             3,937
Accrued salaries, wages and bonuses                    470               468
Other accounts payable and accrued liabilities         701               489
Current portion of long-term obligations               882             1,087
Income taxes payable                                   192                23
                                                   -------           -------
    Total current liabilities                       12,390            13,368
                                                   -------           -------

Long-term obligations                                3,155             3,216
Minority interests in consolidated subsidiary           33                33

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 1998 and 1997                    83                83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,720,954 shares in 1998 and
    1,726,534 shares in 1997 issued and
    outstanding                                      1,721             1,727
  Capital in excess of par value                     2,717             2,724
  Retained earnings (deficit)                         (205)              129
  Shareholders' loans                                  (84)             (106)
                                                   -------           -------
    Total shareholders' equity                       4,232             4,557
                                                   -------           -------
                                                $   19,810        $   21,174
                                                   =======           =======











The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF LOSS
                      (In Thousands, Except Per Share Data)

                                                           (Unaudited)                         (Unaudited)
                                                       Second Quarter Ended                 Six Months Ended
                                                    --------------------------         --------------------------
                                                       May 2,         May 3,              May 2,         May 3,
                                                        1998           1997                1998           1997
                                                    -----------    -----------         -----------    -----------
Net sales                                           $    7,779     $    8,099          $   15,511     $   16,388
Interest and other income                                   53             15                 184             47
                                                    -----------    -----------         -----------    -----------
    Total revenues                                       7,832          8,114              15,695         16,435
                                                    -----------    -----------         -----------    -----------

Cost of products sold                                    5,730          6,001              11,522         12,182
Selling and administrative expenses                      1,922          1,722               3,823          3,602
Depreciation and amortization                               65            114                 139            239
Interest expense                                           265            294                 541            654
                                                    -----------    -----------         -----------    -----------
    Total costs and expenses                             7,982          8,131              16,025         16,677
                                                    -----------    -----------         -----------    -----------
Loss before income taxes and
  minority interest                                       (150)           (17)               (330)          (242)
Provision for (benefit from) income taxes                  -               10                 -              (80)
Minority interest                                          -              -                     1              1
                                                    -----------    -----------         -----------    -----------
    Net loss                                              (150)           (27)               (331)          (163)

Retained earnings (deficit) at beginning of period         (53)           (26)                129            111
Dividends on preferred stock                                (2)            (2)                 (3)            (3)
                                                    -----------    -----------         -----------    -----------
Retained earnings (deficit) at end of period        $     (205)    $      (55)         $     (205)    $      (55)
                                                    ===========    ===========         ===========    ===========

Net loss per share:

      Primary                                       $     (.09)    $     (.02)         $     (.19)    $     (.10)
                                                    ===========    ===========         ===========    ===========
      Fully diluted                                 $     (.09)    $     (.02)         $     (.19)    $     (.10)
                                                    ===========    ===========         ===========    ===========

Weighted average common shares outstanding:

      Primary                                            1,726          1,727               1,726          1,727
                                                    ===========    ===========         ===========    ===========
      Fully diluted                                      1,735          1,732               1,738          1,730
                                                    ===========    ===========         ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              B.B. WALKER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                            (Unaudited)
                                                            Six Months
                                                               Ended
                                                     ------------------------
                                                        May 2,        May 3,
                                                         1998          1997
                                                     -----------   -----------
Cash Flows From Operating Activities:
  Net loss                                           $     (331)   $     (163)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                           139           239
    Gain on sale of property, plant and equipment            (3)          (26)
    Deferred income taxes                                   -             150
    (Increase) decrease in:
     Accounts receivable, net                             1,019         2,825
     Inventories                                             45         2,310
     Prepaid expenses                                       263           191
     Other assets                                            14            10
    Increase (decrease) in:
     Accounts payable, trade                               (702)       (1,338)
     Accrued salaries, wages and bonuses                      2          (326)
     Other accounts payable and accrued liabilities         212           (86)
     Income taxes payable                                   169           833
                                                        -------       -------
  Net cash provided by operating activities                 827         4,619
                                                        -------       -------
Cash Flows From Investing Activities:
  Capital expenditures                                     (116)          -
  Proceeds from disposal of property,
    plant and equipment                                       3            26
                                                        -------       -------
  Net cash provided by (used for)
    investing activities                                   (113)           26
                                                        -------       -------
Cash Flows From Financing Activities:
  Net borrowing under finance agreement                    (454)       (4,312)
  Proceeds from issuance of long-term obligations            37            66
  Payment on long-term obligations                         (303)         (405)
  Loans to shareholders, net of repayments                    9             9
  Dividends paid on 7% cumulative preferred stock            (3)           (3)
                                                        -------       -------
  Net cash used for financing activities                   (714)       (4,645)
                                                        -------       -------

Net change in cash                                         -             -
Cash at beginning of year                                     1             1
                                                        -------       -------
Cash at end of second quarter                        $        1    $        1
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

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The results for the first six months ended May 2, 1998 and May 3, 1997 each include twenty-six weeks of operations. The second quarters for 1998 and 1997 each include thirteen weeks of operations.


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

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted earnings per share for the second quarters and six months ended May 2, 1998 and May 3, 1997, respectively, is provided as follows (amounts in thousands, except share amounts):

                                                    SECOND QUARTER ENDED
                                     May 2, 1998                             May 3, 1997
                         Income         Shares      Per Share    Income         Shares      Per Share
                       (Numerator)   (Denominator)   Amount    (Numerator)   (Denominator)   Amount
                       -----------   -------------  ---------  -----------   -------------  ---------
Net loss               $      (150)                            $       (27)
Less: Dividends on
      preferred stock           (2)                                     (2)
                         ---------                               ---------
BASIC EPS
Net loss attributable
      to common
      shareholders            (152)      1,725,921   $  (.09)          (29)      1,726,534   $  (.02)

Effect of dilutive
      securities                             9,143                                   5,230
                         ---------    ------------    ------     ---------    ------------    ------
DILUTED EPS
Net loss attributable
      to common
      shareholders     $      (152)      1,735,064   $  (.09)  $       (29)      1,731,764   $  (.02)
                         =========    ============    ======     =========    ============    ======

                              B.B. WALKER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Note 2, Continued
-----------------

                                                      SIX MONTHS ENDED
                                     May 2, 1998                             May 3, 1997
                         Income         Shares      Per Share    Income         Shares      Per Share
                       (Numerator)   (Denominator)   Amount    (Numerator)   (Denominator)   Amount
                       -----------   -------------  ---------  -----------   -------------  ---------
Net loss               $      (331)                            $      (163)
Less: Dividends on
      preferred stock           (3)                                     (3)
                         ---------                               ---------
BASIC EPS
Net loss attributable
      to common
      shareholders            (334)      1,726,227   $  (.19)         (166)      1,726,534   $  (.10)

Effect of dilutive
      securities                            11,736                                   3,853
                         ---------    ------------    ------     ---------    ------------    ------
DILUTED EPS
Net loss attributable
      to common
      shareholders     $      (334)      1,737,963   $  (.19)  $      (166)      1,730,387   $  (.10)
                         =========    ============    ======     =========    ============    ======

Note 3
------
Long-term obligations consist of the following amounts (in thousands):

                                               (Unaudited)
                                                  May 2,         November 1,
                                                   1998             1997
                                               -----------       -----------
Notes payable to banks                         $    2,246        $    2,502
Notes payable to governmental authorities             589               610
Promissory notes payable to shareholders            1,202             1,182
Capital lease obligations                             -                   9
                                                  -------           -------
                                                    4,037             4,303
Less portion payable within one year                  882             1,087
                                                  -------           -------
                                               $    3,155        $    3,216
                                                  =======           =======


Note 4
------
Inventories are composed of the following amounts (in thousands):

                                               (Unaudited)
                                                  May 2,         November 1,
                                                   1998             1997
                                               -----------       -----------

     Finished goods                            $    5,830        $    4,883
     Work in process                                  601               884
     Raw materials and supplies                     3,057             3,766
                                                  -------           -------
                                               $    9,488        $    9,533
                                                  =======           =======

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------
The following summarizes the results of operations for the Company for the second quarters and six months ended May 2, 1998 and May 3, 1997:

                                           Second                  Six
                                        Quarter Ended         Months Ended
                                      May 2,    May 3,      May 2,    May 3,
                                       1998      1997        1998      1997
                                     --------  --------    --------  --------
    Net sales                         100.0%    100.0%      100.0%    100.0%
    Cost of products sold              73.7%     74.1%       74.3%     74.3%
                                      ------    ------      ------    ------
      Gross margin                     26.3%     25.9%       25.7%     25.7%

    Selling and administrative
      expenses                         24.7%     21.3%       24.6%     22.0%
    Depreciation and amortization        .8%      1.4%         .9%      1.5%
    Interest expense                    3.4%      3.6%        3.5%      4.0%
    Interest and other income           (.7%)     (.2%)      (1.2%)     (.3%)
                                      ------    ------      ------    ------
      Loss before income taxes
        and minority interest          (1.9%)     (.2%)      (2.1%)    (1.5%)

    Provision for income taxes           -         .1%         -        (.5%)
    Minority interest                    -         -           -         -
                                      ------    ------      ------    ------
      Net loss                         (1.9%)     (.3%)      (2.1%)    (1.0%)
                                      ======    ======      ======    ======


NET SALES
---------
For the second quarter of 1998, the Company's net sales were $7,779,000, or $320,000 (3.9%) lower than net sales of $8,099,000 in the second quarter of 1997. For the six month period ended May 2, 1998, net sales were $15,511,000, an $877,000 (5.4%) decrease from the net sales of $16,388,000 in the comparable six month period ended May 3, 1997. The Company's sales include sales of footwear manufactured and wholesaled by the Company and sales from the Company's retail outlets. Footwear manufactured and wholesaled by the Company, which includes branded, private label and institutional sales, comprised 92.9% of net sales in the second quarter of 1998 and 93.0% of net sales in the second quarter of 1997. Retail sales made up the remaining net sales of 7.1% in 1998 and 7.0% in 1997. For the comparable six month periods, manufactured footwear comprised 92.7% of net sales in 1998 and 92.4% of net sales in 1997. The remaining net sales of 7.3% in 1998 and 7.6% in 1997 were sales from retail outlets.

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


The primary cause for the decrease in net sales is attributed to a reduction in sales volume from the Company's outdoor styles. The Company repositioned its product lines in the first quarter of 1997 and eliminated many underperforming styles, the majority of which were outdoor styles. These styles were not replaced as the Company focused on its strengths, western and work footwear. The Company closed out these styles during the first six months of 1997 and, accordingly, no comparable sales were made in the first six months of 1998. This reduction in net sales has been partially offset by higher western branded sales in 1998 versus 1997.

For the comparable six month periods, branded net sales in 1998 were $598,000 (6.0%) lower than 1997 branded net sales. Branded pairs shipped were down 15.1% in the first six months of 1998 while price per pair was up 9.7%. In the second quarter, sales of the Company's branded footwear in 1998 were up $153,000 (3.0%) from 1997's second quarter. Branded pairs shipped were down 11.4% in the second quarter while price per pair improved 13.3%. The improvement in price per pair can be attributed to product mix. More of the Company's branded net sales are coming from its western styles that carry a higher price per pair than its work or outdoor styles. The Company has also introduced new styles that are priced in a higher range than previous offerings. In addition, during the first six months of 1997, the Company closed out many lower priced styles.

Private label sales in the first six months were down $307,000 (7.3%) from the prior year. Pairs shipped were down 7.9% while the price per pair remained fairly steady. For the second quarter, private label sales fell $606,000 (29.8%) from the prior year's second quarter. Pairs shipped in the second quarter of 1998 were 30.5% lower while the price per pair sold was comparable to the prior year. Private label sales are primarily driven by a few large customers and are dependent on the timing of orders.

Other sales, which consist primarily of sales from the Company's retail outlets and sales to institutional customers, increased $29,000 (1.3%) in the first six months of 1998 from the prior year. In the second quarter of 1998, net sales increased $134,000 (13.3%) over the prior year. The increase is attributed to stronger institutional sales as the Company continued to solicit this business to provide volume for the manufacturing facilities. Retail sales were down primarily because of the closing of its retail outlet in Myrtle Beach, SC at the end of the first quarter of 1997. This retail store contributed approximately $79,000 to net sales before closing. In addition, same store sales for the remaining two retail stores were down approximately 3.3%.

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


GROSS MARGIN
------------
The Company's gross margin was 25.7% for the first six months of 1998 and 1997. For the second quarter of 1998 and 1997, the gross margin was 26.3% and 25.9%, respectively. The increase can be attributed to higher margins generated by a more favorable product mix and cost reduction efforts. In addition, efficiency in the manufacturing facilities has improved the operating variances and the Company has produced 7.8% more pairs in 1998 than 1997.


SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------
For the six months ended May 2, 1998 and May 3, 1997, selling and administrative expenses were $3,823,000 and $3,602,000, respectively, or $221,000 (6.1%) higher in 1998. Selling and administrative expenses in the second quarter of 1998 were $1,922,000 as compared to $1,722,000 for the second quarter of 1997, an increase of $200,000 or 11.6%. Most of the increase for the six month period and the second quarter can be attributed to salary and benefit costs and advertising expenses. Salary and benefits were up $113,000 and $101,000 for the six months and second quarter, respectively. The Company has replaced some positions that were unfilled in the prior year as well as providing merit increases to key employees. Advertising expenses have increased $132,000 and $76,000 for the six months and second quarter, respectively. The Company significantly curtailed its programs in the prior year in response to business conditions. In 1998, the Company has revamped several programs and has continued to aggressively build brand recognition for its products. In addition, the Company has introduced a new brand of work shoe, DuraTuff, and has heavily promoted it in the market.


INTEREST EXPENSE
----------------
Interest expense for the first six months of fiscal 1998 was $541,000, a decrease of $113,000 from the same period in the prior year. For the comparable second quarters, interest expense was $265,000, or $29,000 less than the prior year. The decrease can be attributed to a lower average outstanding balance on the revolving credit line in 1998 versus 1997. For the six month period, the average outstanding balance on the revolving credit line was approximately $6,745,000, or $2,058,000 less than the prior year. The second quarter saw an average outstanding balance of approximately $6,661,000, or $1,074,000 lower than the average in the second quarter of 1997. Interest and other fees incurred for this agreement were incurred at approximately the same rate in each year. Other fixed long-term debt carried lower balances in 1998 when compared to 1997 as the Company continues to amortize the debt according to each issue's respective terms. No new material debt was added during the first six months of 1998.

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


DEPRECIATION AND AMORTIZATION
-----------------------------
Depreciation and amortization was $139,000 in 1998 as compared to $239,000 in 1997 for the first six months of the year. For the second quarter, depreciation expense was $65,000 in 1998 compared to $114,000 in 1997. The Company continues to invest in capital assets only as necessary to maintain the current level of operations. With the low level of capital expenditures made in recent years, depreciation charges on fixed assets that are becoming fully depreciated are not being replaced, resulting in lower depreciation expense.


PROVISION FOR INCOME TAXES
--------------------------
For the first six months of 1998, the Company recorded no benefit from income taxes as compared to the first six months of 1997 where the Company recorded a benefit from income taxes of $80,000. The Company exhausted all potential recoveries of income taxes in 1997 and no more carryback exists. Therefore, the Company's net losses before income taxes are being accounted for as income tax loss carryforwards. The Company evaluated the valuation allowance reserved against its deferred income tax asset at the end of the second quarter and determined that the net deferred income tax asset was appropriately recorded at its net realizable value.


NET INCOME
----------
The Company reported a net loss of $150,000 for the second quarter and a net loss of $331,000 for the six months ended May 2, 1998. For the comparable periods of 1997, the Company had a net loss of $27,000 for the second quarter and a net loss of $163,000 for the six months. A lower sales volume in 1998 than 1997 contributed to the larger loss.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Historically, the Company has funded substantially all of its working capital and capital expenditure requirements through borrowings under its finance agreement and other indebtedness. The revolving finance agreement provides flexibility to the Company as the availability of funds fluctuates with the seasonal needs of the Company. Generally, the Company's working capital needs are highest in the fourth fiscal quarter and lowest in the first fiscal quarter. With its revolving finance agreement, the Company finances its accounts receivable and inventories, paying interest at a variable rate (prime plus 1.75%, or 10.25%, at May 2, 1998). The Company had outstanding advances of $6,910,000 at May 2, 1998 and an additional $997,000 available under the agreement.

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


During the first six months of 1998, the Company generated $827,000 of cash from operations which was used to reduce the advances under the revolving finance agreement by $454,000 and reduce other long-term obligations by $266,000. The Company continues to rely on the revolving finance agreement to provide working capital and management anticipates that the revolving finance agreement will continue to provide the necessary liquidity to fund its daily operations going forward.

Under the Company's financing agreement with the bank, the amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. The credit line available under the agreement is currently $8,000,000. In addition, the sublimit for inventory, the maximum advances that can be taken against inventory under the revolving credit agreement, is $4,000,000. The Company must also meet certain restrictive financial covenants that were amended effective November 2, 1996 and for periods thereafter. The covenants require the satisfaction of certain financial tests and the maintenance of certain financial ratios as defined in the agreement. The Company is required to maintain a consolidated current ratio of not less than 1.35 to 1, a consolidated debt leverage ratio of not more than 3 to 1, a consolidated tangible net worth, as defined in the agreement, of not less than $5,600,000 and consolidated working capital of not less than $5,250,000. In addition, at the end of the fiscal year, the Company must be at break even or report net income and can not make capital expenditures in excess of $150,000 during a fiscal year without the agreement of the bank. At May 2, 1998, the Company was in technical default of its consolidated tangible net worth covenant. The Company is currently negotiating with the bank to establish the terms of an amendment that addresses the financial covenants contained in the agreement. Upon signing the amendment, the Company will be in compliance with each of the financial covenants.

In addition to the revolving credit facility, the financing agreement also provided a $3,000,000 term loan that was used to repay an existing mortgage note payable to a bank that carried a balance of approximately $2,060,000. The term loan bears interest at the bank's prime rate plus 1.75% (10.25% at May 2, 1998).

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

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


Net working capital, which consists primarily of accounts receivable and inventories less current liabilities, was $5,551,000 at May 2, 1998 and $5,900,000 at November 1, 1997. The ratio of current assets to current liabilities increased to 1.45 to 1 at May 2, 1998 compared to 1.44 to 1 at November 1, 1997.


FINANCIAL CONDITION

ACCOUNTS RECEIVABLE
-------------------
Accounts receivable were $8,065,000 at May 2, 1998, or $1,019,000 less than accounts receivable of $9,084,000 at November 1, 1997. Trade receivables are historically at their highest point at the end of the fiscal year because of the heavy sales volume related to Christmas buying by retailers. Second, certain dating programs offered by the Company begin in the third quarter and end in the first quarter of the following fiscal year. Accounts receivables related to these programs are outstanding at the end of the fiscal year but do not impact accounts receivable in the second quarter.


INVENTORIES
-----------
Inventories were $9,488,000 at May 2, 1998 and $9,533,000 at November 1, 1997, a difference of $45,000. Of the decrease, approximately $283,000 is work in process and $709,000 is raw materials. These were offset by a $947,000 increase in finished goods. The investment in work in process and raw materials are down as the Company has focused on improving the efficiency of materials procurement and plant utilization. The increase in finished goods is attributed to the addition of the new DuraTuff brand to the work line and lower than expected sales volume.


BORROWINGS UNDER FINANCE AGREEMENT
----------------------------------
The balance outstanding under the finance agreement was $6,910,000 at May 2, 1998 as compared to $7,364,000 at November 1, 1997, a decrease of $454,000. The decrease can be attributed to the cash applied against the outstanding balance from collections of accounts receivable which were down $1,019,000 in the first six months of 1998 and better management of inventories.

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

PART II.  OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         The Forty-Seventh Annual Meeting of the Shareholders of the Company was held on Monday, March 16, 1998, as set forth in the Notice of Annual Meeting of Shareholders dated and mailed on February 23, 1998. Of the 1,726,534 shares of common stock issued and outstanding on the record date, 1,380,720 shares or 79.97% of the common stock outstanding were represented in person or by proxy at the meeting. For the issues presented to the shareholders for their consideration, the results were as follows:

         1 - The Board of Directors, in accord with the By-laws, established the number of Directors at six. The shareholders elected the six persons nominated by them in the proxy statement mailed February 23, 1998. All director nominees had served as directors during the prior year and all were elected by the shareholders. There were no other nominations for director presented at the meeting. The six nominees were elected with results as follows:

                                   Shares      Shares       Shares Marked
      Director                       For       Against    Withhold Authority
      --------                    ---------    -------    ------------------
      Kent Anderson               1,185,830       -            194,890
      George M. Ball              1,187,073       -            193,647
      Robert L. Donnell, Jr.      1,186,736       -            193,984
      James P. McDermott          1,186,760       -            193,960
      Michael C. Miller           1,375,333       -              5,387
      Edna A. Walker              1,375,333       -              5,387


       2 - Ratification by the Shareholders of the action by the Board of Directors to appoint Price Waterhouse LLP as the Company's independent certified public accounting firm for the 1998 fiscal year. The action was ratified with 1,374,401 shares voting for, 4,190 shares voting against, and 2,129 abstaining from the vote.

--------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits Filed:

             (27)  Financial Data Schedule for the period ended May 2, 1998

        (b)  Reports on Form 8-K:

             NONE


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             B.B. Walker Company


       Date  June 16, 1998                   KENT T. ANDERSON
             -------------                   -------------------------------
                                             Kent T. Anderson
                                             Chairman of the Board, Chief
                                             Executive Officer and President




       Date  June 16, 1998                   JOHN R. WHITENER
             -------------                   -------------------------------
                                             John R. Whitener
                                             Vice President and Controller