Form 10-Q
period 1998-08-01
WALKER B B CO
filed 1998-09-11
CIK 104218

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
                                   ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THIRD QUARTER ENDED AUGUST 1, 1998


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

On September 11, 1998, 1,720,954 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                    (Unaudited)
                                                     August 1,     November 1,
            Assets                                     1998           1997
           --------                                 -----------    -----------
Cash                                                $        1     $        1
Accounts receivable, less allowance for doubtful
  accounts of $560 in 1998 and $503 in 1997              6,876          9,084
Inventories                                              9,791          9,533
Prepaid expenses                                           377            413
Deferred income tax benefit, current                       237            237
                                                    -----------    -----------
    Total current assets                                17,282         19,268

Property, plant and equipment, net of accumulated
  depreciation and amortization of $6,459 in 1998
  and $6,256 in 1997                                     1,686          1,750
Other assets                                               128            156
                                                    -----------    -----------
                                                    $   19,096     $   21,174
                                                    ===========    ===========





























                                                                   (Continued)

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS, Continued
                                (In Thousands)

                                                    (Unaudited)
                                                     August 1,     November 1,
      Liabilities and Shareholders' Equity             1998           1997
      ------------------------------------          -----------    -----------

Borrowings under finance agreement                  $    6,853     $    7,364
Accounts payable, trade                                  3,404          3,937
Accrued salaries, wages and bonuses                        207            468
Other accounts payable and accrued liabilities             564            489
Current portion of long-term obligations                 2,500          1,087
Income taxes payable                                       193             23
                                                    -----------    -----------
    Total current liabilities                           13,722         13,368
                                                    -----------    -----------

Long-term obligations, net of current portion            1,439          3,216
Minority interests in consolidated subsidiary               33             33

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 1998 and 1997                        83             83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,720,954 shares in 1998 and
    1,726,534 shares in 1997 issued and outstanding      1,721          1,727
  Capital in excess of par value                         2,717          2,724
  Retained earnings (deficit)                             (537)           129
  Shareholders' loans                                      (81)          (106)
                                                    -----------    -----------
    Total shareholders' equity                           3,903          4,557
                                                    -----------    -----------
                                                    $   19,096     $   21,174
                                                    ===========    ===========














The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                           (Unaudited)                         (Unaudited)
                                                       Third Quarter Ended                 Nine Months Ended
                                                    --------------------------         --------------------------
                                                     August 1,      August 2,           August 1,      August 2,
                                                       1998           1997                1998           1997
                                                    -----------    -----------         -----------    -----------
Net sales                                           $    5,617     $    6,902          $   21,128     $   23,290
Interest and other income                                   23              7                 207             54
                                                    -----------    -----------         -----------    -----------
    Total revenues                                       5,640          6,909              21,335         23,344
                                                    -----------    -----------         -----------    -----------

Cost of products sold                                    4,247          5,062              15,769         17,244
Selling and administrative expenses                      1,386          1,593               5,209          5,195
Depreciation and amortization                               66            112                 205            351
Interest expense                                           271            276                 812            930
                                                    -----------    -----------         -----------    -----------
    Total costs and expenses                             5,970          7,043              21,995         23,720
                                                    -----------    -----------         -----------    -----------

Loss before benefit from income taxes and
  minority interest                                       (330)          (134)               (660)          (376)

Benefit from income taxes                                  -              (20)                -             (100)
Minority interest                                            1              1                   2              2
                                                    -----------    -----------         -----------    -----------
    Net loss                                              (331)          (115)               (662)          (278)

Retained earnings (deficit)at beginning of period         (205)           (55)                129            111
Dividends on preferred stock                                (1)            (1)                 (4)            (4)
                                                    -----------    -----------         -----------    -----------
Retained earnings (deficit) at end of period        $     (537)    $     (171)         $     (537)     $    (171)
                                                    ===========    ===========         ===========    ===========
Net loss per share:

      Basic                                         $     (.19)    $     (.07)         $     (.39)    $     (.16)
                                                    ===========    ===========         ===========    ===========
      Diluted                                       $     (.19)    $     (.07)         $     (.38)    $     (.16)
                                                    ===========    ===========         ===========    ===========
Weighted average common shares outstanding:

      Basic                                              1,721          1,727               1,724          1,727
                                                    ===========    ===========         ===========    ===========
      Diluted                                            1,767          1,730               1,748          1,733
                                                    ===========    ===========         ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                                           (Unaudited)
                                                        Nine Months Ended
                                                    --------------------------
                                                     August 1,      August 2,
                                                       1998           1997
                                                    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                          $     (662)    $     (278)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                          205            351
    Gain on sale of property, plant and equipment           (3)           (26)
    Deferred income taxes                                  -              150
    (Increase) decrease in:
      Accounts receivable, net                           2,208          3,404
      Inventories                                         (258)         2,981
      Prepaid expenses                                      36            105
      Other assets                                          28             38
    Increase (decrease) in:
      Accounts payable, trade                             (533)        (1,568)
      Accrued salaries, wages and bonuses                 (261)          (560)
      Other accounts payable and accrued liabilities        75           (167)
      Income taxes                                         170            813
                                                    -----------    -----------
  Net cash provided by operating activities              1,005          5,243
                                                    -----------    -----------
Cash Flows From Investing Activities:
  Capital expenditures                                    (141)           -
  Proceeds from disposal of property, plant
    and equipment                                            3             26
                                                    -----------    -----------
  Net cash provided by (used for)
    investing activities                                  (138)            26
                                                    -----------    -----------
Cash Flows From Financing Activities:
  Net borrowing under finance agreement                   (511)        (5,021)
  Proceeds from issuance of long-term obligations           52            198
  Payment on long-term obligations                        (416)          (455)
  Loans to shareholders, net of repayments                  12             13
  Dividends paid on 7% cumulative preferred stock           (4)            (4)
                                                    -----------    -----------
  Net cash used for financing activities                  (867)        (5,269)
                                                    -----------    -----------
Net change in cash                                         -              -
Cash at beginning of year                                    1              1
                                                    -----------    -----------
Cash at end of third quarter                        $        1     $        1
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During 1998, the Company accepted 5,580 shares of its common stock as repayment of a loan to a shareholder of $13.

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

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The results for the first nine months ended August 1, 1998 and August 2, 1997 each include thirty-nine weeks of operations. The third quarters for 1998 and 1997 each include thirteen weeks of operations.


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

                       B.B. WALKER COMPANY AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted earnings per share for the third quarters and nine months ended August 1, 1998 and August 2, 1997, respectively, is provided as follows (amounts in thousands, except share amounts):

                                                    THIRD QUARTER ENDED
                                   August 1, 1998                           August 2, 1997
                         Income         Shares      Per Share    Income         Shares      Per Share
                       (Numerator)   (Denominator)   Amount    (Numerator)   (Denominator)   Amount
                       -----------   -------------  ---------  -----------   -------------  ---------
Net loss               $      (331)                            $      (115)
Less: Dividends on
      preferred stock           (1)                                     (1)
                         ---------                               ---------
BASIC EPS
Net loss attributable
      to common
      shareholders            (332)      1,720,954   $  (.19)         (116)      1,726,534   $  (.07)
Effect of dilutive
      securities                            46,135                                   3,115
                         ---------    ------------    ------     ---------    ------------    ------
DILUTED EPS
Net loss attributable
      to common
      shareholders     $      (332)      1,767,089   $  (.19)  $      (116)      1,729,649   $  (.07)
                         =========    ============    ======     =========    ============    ======

                                                      NINE MONTHS ENDED
                                   August 1, 1998                           August 2, 1997
                         Income         Shares      Per Share    Income         Shares      Per Share
                       (Numerator)   (Denominator)   Amount    (Numerator)   (Denominator)   Amount
                       -----------   -------------  ---------  -----------   -------------  ---------
Net loss               $      (662)                            $      (278)
Less: Dividends on
      preferred stock           (4)                                     (4)
                         ---------                               ---------
BASIC EPS
Net loss attributable
      to common
      shareholders            (666)      1,724,470   $  (.39)         (282)      1,726,534   $  (.16)
Effect of dilutive
      securities                            23,990                                   6,021
                         ---------    ------------    ------     ---------    ------------    ------
DILUTED EPS
Net loss attributable
      to common
      shareholders     $      (666)      1,748,460   $  (.38)  $      (282)      1,732,555   $  (.16)
                         =========    ============    ======     =========    ============    ======

                       B.B. WALKER COMPANY AND SUBSIDIARY
              Notes To Consolidated Financial Statements, Continued



NOTE 3
------
Long-term obligations consist of the following amounts (in thousands):

                                                  (Unaudited)
                                                   August 1,     November 1,
                                                     1998           1997
                                                  -----------    -----------
   Notes payable to banks                         $    2,171          2,502
   Notes payable to governmental authorities             578            610
   Promissory notes payable to shareholders            1,190          1,182
   Capital lease obligations                             -                9
                                                  -----------    -----------
                                                       3,939          4,303
   Less portion payable within one year                2,500          1,087
                                                  -----------    -----------
                                                  $    1,439          3,216
                                                  ===========    ===========


NOTE 4
------
Inventories are composed of the following amounts (in thousands):

                                                  (Unaudited)
                                                   August 1,     November 1,
                                                     1998           1997
                                                  -----------    -----------
      Finished goods                              $    5,798          4,883
      Work in process                                    803            884
      Raw materials and supplies                       3,190          3,766
                                                  -----------    -----------
                                                  $    9,791          9,533
                                                  ===========    ===========

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


RESULTS OF OPERATIONS
---------------------
The following summarizes the results of operations for the Company for the third quarters and nine months ended August 1, 1998 and August 2, 1997:

                                           Third                  Nine
                                       Quarter Ended          Months Ended
                                    -------------------   -------------------
                                    August 1, August 2,   August 1, August 2,
                                      1998      1997        1998      1997
                                    --------- ---------   --------- ---------
Net sales                              100.0%    100.0%      100.0%    100.0%
Cost of products sold                   75.6%     73.3%       74.6%     74.0%
                                       ------    ------      ------    ------
    Gross margin                        24.4%     26.7%       25.4%     26.0%

Selling and administrative
  expenses                              24.7%     23.1%       24.7%     22.3%
Depreciation and amortization            1.2%      1.6%        1.0%      1.5%
Interest expense                         4.8%      4.0%        3.8%      4.0%
Interest and other income                (.4%)     (.1%)      (1.0%)     (.2%)
                                       ------    ------      ------    ------
    Loss before income taxes
      and minority interest             (5.9%)    (1.9%)      (3.1%)    (1.6%)

Benefit from income taxes                 -        (.3%)        -        (.4%)
Minority interest                         -         -           -         -
                                       ------    ------      ------    ------
    Net loss                            (5.9%)    (1.6%)      (3.1%)    (1.2%)
                                       ======    ======      ======    ======


NET SALES
---------
Third quarter net sales in 1998 were $5,617,000, or $1,285,000 (18.6%) less than third quarter net sales in 1997 of $6,902,000. For the nine month period ended August 1, 1998, net sales were $21,128,000, a $2,162,000 (9.3%) decrease from the net sales of $23,290,000 in the comparable nine month period ended August 2, 1997.

The Company's sales include sales of footwear manufactured and wholesaled by the Company and sales from the Company's retail outlets. Footwear manufactured and wholesaled by the Company, which includes branded, private label and institutional sales, comprised 89.4% of net sales in the third quarter of 1998 and 90.8% of net sales in the third quarter of 1997. Retail sales made up the remaining net sales of 10.6% in 1998 and 9.2% in 1997. For the comparable nine month periods, manufactured footwear comprised 91.8% of net sales in 1998 and 91.9% of net sales in 1997. The remaining net sales of 8.2% in 1998 and 8.1% in 1997 were sales from retail outlets.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued

NET SALES, Continued
--------------------
Sales of branded footwear were $632,000 (14.6%) lower in the third quarter of 1998 when compared to the same period of 1997. Pairs shipped were off 13.4% while the sales price per pair was comparable to the prior year. For the nine month period, 1998 branded sales were $1,230,000 (8.6%) lower than 1997 branded sales. Pairs shipped in the first nine months were down 14.6% from the prior year while the sales price per pair rose 6.1%. The changes in price per pair can be attributed to the following reasons. For the year-to-date, more of the Company's branded net sales are coming from its western styles that carry a higher price per pair than its work or outdoor styles. The Company has also introduced new styles that are priced in a higher range than previous offerings. In addition, during the first six months of 1997, the Company closed out many styles at lower prices and at significant discounts.

A significant factor impacting the decrease in branded sales comes from moves the Company made in the prior year. In 1997, the Company repositioned its product lines and dramatically reduced the number of outdoor styles in its line. Most of this adjustment to the product lines was accomplished in the first six months of 1997 with the closeout of numerous styles, particularly outdoor styles. Accordingly, no comparable sales were made in the first six months of 1998. These styles were not replaced as the Company focused on its strengths, western and work footwear. The loss in sales from outdoor footwear has been partially replaced by an increase in western branded business. Year-to-date, the Company's western branded business has improved 6.2% over the prior year.

Private label sales for the third quarter and nine month period in 1998 were down $264,000 (19.2%) and $570,000 (10.2%), respectively. Pairs shipped were down 21.6% and 11.4% in the third quarter and nine months, respectively. The price per pair remained comparable to the prior year in both the third quarter and the nine month period. The results of this division reflect the activity of several large accounts and is determined by the timing of shipments. A soft retail sector and the introduction of new styles resulted in lower orders from several key accounts in the first half of 1998. In addition, one large contract for the manufacture of footwear was not renewed in 1998 as the customer elected to use offshore production.

Other sales, which consist primarily of sales from the Company's retail outlets and sales to institutional customers, decreased $361,000 (10.7%) in the first nine months of 1998 from the prior year. In the third quarter of 1998, net sales decreased $390,000 (32.2%) over the prior year. The decrease is attributed primarily to lower institutional sales. A significant contract with one customer ended during the second quarter and the Company was not successful in its bid to retain the contract. Retail sales were down primarily because of the closing of its retail outlet in Myrtle Beach, SC at the end of the first quarter of 1997. This retail store contributed approximately $79,000 to net sales before closing. In addition, same store sales for the remaining two retail stores were down approximately 4.2%.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


GROSS MARGIN
------------
For the first nine months of 1998, the Company's gross margin was 25.4%, a decrease of .6% from the gross margin of 26.0% for the comparable period in 1997. For the third quarter of 1998 compared to 1997, the gross margin decreased to 24.4% from 26.7%. The decrease, particularly in the third quarter, can be attributed to adjustments made to the production facilities of the Company. During the third quarter of 1998, the Company moved all welt production in the Asheboro plant to the Somerset plant. This primarily consisted of branded and private label work shoes. Western footwear with welt construction were being produced in Somerset. At the same time, the cement production line in the Somerset plant was transferred to the Asheboro plant. As a result, the Company incurred unfavorable variances in its manufacturing operations. Gross margins from sales of product continue to run ahead of the prior year as a result of a more favorable product mix.


SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------
Selling and administrative expenses in the third quarter of 1998 were $1,386,000, or $207,000 (13.0%) less than the third quarter of 1997 of
$1,593,000. In the first nine months of 1998, selling and administrative expenses were $5,209,000 as compared to the first nine months of 1997 of $5,195,000, an increase of $14,000 (.3%). While the expenses for the first nine months were comparable, the decrease in the third quarter can be attributed to adjustments made to advertising accruals. Advertising expenses are down $41,000 and $233,000 in the first nine months and third quarter, respectively. The Company reviewed its advertising budget and adjusted several programs in response to the lower sales volume and business conditions.
Salary and benefits were up $128,000 and $15,000 for the nine months and third quarter, respectively. The Company has replaced some positions that were unfilled in the first half of the prior year as well as providing merit increases to key employees. All other selling and administrative expenses are comparable to the prior year.


INTEREST EXPENSE
----------------
Interest expense for the nine months ended August 1, 1998 was $812,000, or $118,000 (12.7%) lower than interest expense of $930,000 for the nine months ended August 2, 1997. For the third quarter, 1998 expense was $271,000, or $5,000 (1.8%) lower than 1997 expense of $276,000. The decrease for the nine month can be attributed to the lower average balances on outstanding debt, mainly the revolving credit line. Average outstanding advances for the first nine months of 1998 under the revolving credit line were approximately $1,300,000 lower than in 1997. The average outstanding balance for the revolving credit line was comparable for the third quarter. The slight decrease in interest expense was from the lower balances for long-term debt during the period. Fixed long-term debt carried lower balances in 1998 when compared to 1997 as the Company continues to amortize the debt according to each issue's respective terms. No new material debt was added during the first nine months of 1998.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


DEPRECIATION AND AMORTIZATION
-----------------------------
Depreciation and amortization was $205,000 in 1998 as compared to $351,000 in 1997 for the first nine months of the year. In the third quarter, depreciation expense was $66,000 in 1998 compared to $112,000 in 1997. The Company continues to invest in capital assets only as necessary to maintain the current level of operations. With the low level of capital expenditures made in recent years, depreciation charges on fixed assets that are becoming fully depreciated are not being replaced, resulting in lower depreciation expense.


BENEFIT FROM INCOME TAXES
-------------------------
For the first nine months of 1998, the Company recorded no benefit from income taxes as compared to the first nine months of 1997 when the Company recorded a benefit from income taxes of $100,000. The Company exhausted all potential recoveries of income taxes in 1997 and no more carryback exists. Therefore, the Company's net losses before income taxes are being accounted for as income tax loss carryforwards. The Company reviewed the valuation allowance reserved against its deferred income tax asset at the end of the third quarter and determined that the net deferred income tax asset was appropriately recorded at its net realizable value.


NET LOSS
--------
The Company reported a net loss of $331,000 for the third quarter and a net loss of $662,000 for the first nine months of 1998. For the comparable periods of 1997, the Company had a net loss of $115,000 for the third quarter and a net loss of $278,000 for the nine month period. The higher losses are primarily attributed to the lower sales volume when compared to the prior year.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Historically, the Company has funded substantially all of its working capital and capital expenditure requirements through borrowings under its finance agreement and other indebtedness. The revolving finance agreement provides flexibility to the Company as the availability of funds fluctuates with the seasonal needs of the Company. Generally, the Company's working capital needs are highest in the fourth fiscal quarter and lowest in the first fiscal quarter. With its revolving finance agreement, the Company finances its accounts receivable and inventories, paying interest at a variable rate (prime plus 1.5%, or 10%, at August 1, 1998). The Company had outstanding advances of $6,853,000 at August 1, 1998 and an additional $352,000 available under the agreement.

During the first nine months of 1998, the Company generated $1,005,000 of cash from operations which was used to reduce the advances under the revolving finance agreement by $511,000 and reduce other long-term obligations by $364,000. The Company continues to rely on the revolving finance agreement to provide working capital and management anticipates that the revolving finance agreement will continue to provide the necessary liquidity to fund its daily operations going forward.

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

The Company signed an amendment to the credit agreement during the third quarter that extended the revolving credit maturity date to March 31, 2001.
The revolving credit agreement was set to expire on July 31, 1998. In addition, certain restrictive covenants under the revolving finance agreement were amended for the period ended November 1, 1997 and thereafter and the interest rate was reduced from prime plus 1.75% to prime plus 1.5%. Finally, the amendment adjusted the amortization and maturity date of the term loan.
The balance of the term loan outstanding on the amendment date was refinanced on a seven year amortization schedule which lowered the monthly payments for principal approximately $12,000. The term loan maturity date was extended to December 31, 1998 and the entire balance of the term loan was classified as short-term debt. By separate agreement, the bank agreed that $1,500,000 of the amount outstanding to them would be considered long-term for purposes of calculating the financial covenants. The term loan bears interest at the bank's prime rate plus 1.5% (10% at August 1, 1998).

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


LIQUIDITY AND CAPITAL RESOURCES, Continued
------------------------------------------
As discussed above, the Company must meet certain restrictive financial covenants that were amended effective November 1, 1997 and for periods thereafter. The covenants require the satisfaction of certain financial tests and the maintenance of certain financial ratios as defined in the agreement as amended. The Company is required to maintain a consolidated current ratio of not less than 1.35 to 1, a consolidated debt leverage ratio of not more than 3 to 1, an inventory turnover ratio of not less than 2.0 to 1, a consolidated tangible net worth, as defined in the agreement, of not less than $5,000,000 at August 1, 1998 and consolidated working capital of not less than $5,000,000 at August 1, 1998. In addition, the Company cannot make capital expenditures in excess of $150,000 during the fiscal year without the agreement of the bank and must report net income of at least $50,000 for the 1998 fiscal year. Because of losses in the first nine months of 1998, the Company will need a strong fourth quarter to meet the consolidated tangible net worth and net income covenants. Historically, the Company's fourth quarter has been its most profitable quarter of the fiscal year. At August 1, 1998, the Company was in compliance with each of the financial covenants as defined in the amendment.

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

Net working capital, which consists primarily of accounts receivable and inventories less current liabilities, was $5,060,000 at August 1, 1998 and $5,900,000 at November 1, 1997. The ratio of current assets to current liabilities increased to 1.41 to 1 at August 1, 1998 compared to 1.44 to 1 at November 1, 1997.



FINANCIAL CONDITION

ACCOUNTS RECEIVABLE
-------------------
Accounts receivable were $6,876,000 at August 1, 1998 compared to $9,084,000 at November 1, 1997, a decrease of $2,208,000. Trade receivables have historically been at their highest point at the end of the fourth quarter because of the heavy sales volume related to Christmas buying by retailers. The Company had $560,000 and $503,000 reserved as an allowance for uncollectible accounts at August 1, 1998 and November 1, 1997, respectively.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


INVENTORIES
-----------
Inventories were $9,791,000 at August 1, 1998, an increase of $258,000 from the inventories held at November 1, 1997 of $9,533,000. Finished goods have increased $915,000. This has been offset by an $81,000 decrease in work in process and a $576,000 decrease in raw materials and supplies. The investment in work in process and raw materials are down as the Company has focused on improving the efficiency of materials procurement and plant utilization. The increase in finished goods is attributed to a lower than expected sales volume and the buildup of inventory for the Christmas selling season.


BORROWINGS UNDER FINANCE AGREEMENT
----------------------------------
The balance outstanding under the finance agreement was $6,853,000 at August 1, 1998 compared to $7,364,000 at November 1, 1997. The decrease can be attributed to the cash applied against the outstanding balance from collections of accounts receivable which were down $2,208,000 in the first nine months of 1998.


YEAR 2000 DISCLOSURE
--------------------
The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has allocated internal resources to addressing the Year 2000 issues on its critical systems and currently believes that the costs of addressing the issue will not have a material adverse impact on the Company's financial position. The Company anticipates completing this project in the time period from March 1999 to June 1999. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

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

Factors that might cause actual results to differ materially from these forward-looking statements include (1) the effects of general economic conditions, (2) the impact of competitive products and pricing in the footwear industry, (3) failure to achieve anticipated sales results, (4) management's ability to accurately predict the effect of cost reductions, (5) management's ability to accurately predict the adequacy of the Company's financing arrangement to meet its working capital and capital expenditure requirements or the inability of the Company to meet its financial covenants under its financing arrangement, and (6) uncertainties related to the Company's efforts to prepare its systems and technology for the Year 2000, as well as uncertainties related to the ability of third parties with whom the Company has business relationships to address the Year 2000 issues in a timely and adequate manner.

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
------       --------------------------------
(a)   Exhibits Filed:


      (4)(c)(9) Fifth Amendment to the Credit Agreement between B.B. Walker Company and Mellon Bank, N.A.

      (4)(c)(10) Separate Agreement with Mellon Bank Regarding Calculation of Financial Covenants

      (27) Financial Data Schedule for the Third Quarter ended August 1, 1998


(b)   Reports on Form 8-K:

      NONE


                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     B.B. Walker Company


     Date  September 11, 1998        KENT T. ANDERSON
           ------------------        -------------------
                                     Kent T. Anderson
                                     Chairman of the Board, Chief
                                     Executive Officer and President




     Date  September 11, 1997        JOHN R. WHITENER
           ------------------        --------------------
                                     John R. Whitener
                                     Vice President and Controller