Form 10-K
period 1998-10-31
WALKER B B CO
filed 1999-02-11
CIK 104218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  ------------------------------------------------
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-K
                                   ---------
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                          Commission File Number 0-934
                          ----------------------------

                             B. B. WALKER COMPANY
                             --------------------
            (Exact name of registrant as specified in its charter)

           North Carolina                               56-0581797
           --------------                               ----------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

   414 East Dixie Drive, Asheboro, NC                      27203
   ----------------------------------                      -----
 (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code:   (336) 625-1380
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

On January 29, 1999, the aggregate market value of voting stock held by non-affiliates was approximately $2,473,871.

On January 29, 1999, 1,720,954 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of the Company for the year ended October 31, 1998 are incorporated herein by reference in Parts II and
IV. Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 15, 1999 are incorporated by reference in
Part III.


The Exhibit Index is on Pages F-4 and F-7.

                              B.B. WALKER COMPANY
                         1998 FORM 10-K ANNUAL REPORT

                               Table of Contents


                                    PART I
                                                                      Page No.

Item 1.     Business                                                      1

Item 2.     Properties                                                   11

Item 3.     Legal Proceedings                                            11

Item 4.     Submission of Matters to a Vote of Security Holders          11

            Executive Officers of the Company                            12


                                    PART II

Item 5.     Market for the Registrant's Common Stock and
              Related Stockholder Matters                                12

Item 6.     Selected Financial Data                                      12

Item 7.     Management's Discussion and Analysis of the
              Results of Operations and Financial Condition              13

Item 8.     Financial Statements and Supplementary Data                  13

Item 9.     Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure                     13


                                    PART III

Item 10.    Directors, Executive Officers, Promoters and
              Control Persons of the Registrant                          13

Item 11.    Executive Compensation                                       13

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                             13

Item 13.    Certain Relationships and Related Transactions               14


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                        14


Exhibit Index                                                    F-4 to F-7

B.B. Walker Company
1998 Form 10-K

                                    PART I

ITEM 1.  BUSINESS

GENERAL

B.B. Walker Company, (the "Company") was incorporated in North Carolina on October 15, 1952. The Company designs, manufactures and markets complete lines of moderately-priced, value-oriented western and work/outdoor boots and shoes for men and women. The majority of the Company's products are sold under its proprietary brand names, with the remainder sold under major retailers' private labels and on contract to other footwear manufacturers.
The Company markets its product primarily to wholesale customers in the United States, but it also serves customers in Canada, Japan and Europe
The Company has one subsidiary, Bender Shoe Company ("Bender"), which is wholly-owned. Bender is located in Somerset, Pennsylvania and principally manufactures footwear with welt construction. In addition, the Company operates two retail shoe outlets which carry a wide assortment of footwear, including other footwear companies' brands, accessories, and footwear care products.The Company's business is separated into two divisions, wholesale and retail. Footwear manufactured and wholesaled by the Company, which includes branded, private label and institutional sales, comprised 91.8% of net sales in 1998, 92.0% of net sales in 1997 and 92.6% of net sales in 1996. The remaining 8.2%, 8.0%, and 7.4% of net sales in fiscal 1998, 1997, and 1996, respectively, were sales from the Company's retail outlets.

Revenues for 1998 decreased $3,835,000 (or 11.7%) from 1997. Some of this decline in shipments was expected due to the additional impact from the major changes made in 1997 to combine the sales forces of the western boots and work/outdoor boots. Management also attributes a decrease in sales to some erosion in our Company's channel of distribution over the past year. Many of the western retail customers either were in the process of liquidation or went out of business during the past twelve months, which severely hampered the Company's attempt to increase sales. From 1997 to 1998, whereas the work/outdoor boot shipments fell $4,012,000 (or 22.9%), the Company did show a $323,000 (or 2.4%) increase in western branded shipments, therefore

B.B. Walker Company
1998 Form 10-K

allowing an increase in western market share of distribution during the past year. The combined sales of the Company's two retail outlets declined $227,000 (or 8.8%) from 1997 to 1998 due to increased competition from major discount retailers surrounding the retail outlets plus a loss in sales due to a third retail outlet's closing in January, 1997.

The Company's gross margin percentage fell slightly to 25.4% in 1998 from 26.1% in 1997. Most of the 0.7% decrease can be attributed to the $190,000 in costs associated with the Company's physical move of certain manufacturing operations during the third quarter of 1998. The Company operates two manufacturing facilities, in Asheboro, North Carolina and in Somerset, Pennsylvania. To make the Company more competitive, management decided to move all of the production of footwear with cement construction from the Somerset plant to the Asheboro plant. At the same time, all of the footwear with welt construction was moved from the Asheboro plant to the Somerset plant. This consolidation of operations in two separate locations should create substantial manufacturing efficiencies in both production and inventory costs in 1999.

Late in the fourth quarter of 1998, the Company received an attractive offer to sell all of its approximately 22.3 acres of real property in Asheboro, North Carolina. This land is in one of the prime commercial sections of Randolph County. The Company has entered into a Contract for Purchase and Sale of Real Property Located in Asheboro, North Carolina, dated as of January 28, 1999. Under this contract, the purchaser will have until February 26, 1999 to examine the suitability of the property for its needs. During that period, the contract may be terminated by the purchaser without further obligation to the Company. Accordingly, there can be no assurances that the sale of the Asheboro, North Carolina property will be consummated. If the transaction closes, part of the purchase price will be paid in cash and part will be paid by purchase money promissory note. A portion of the property sold to the purchaser, including the tract of land on which the plant is located, will be leased back to the Company for up to one year. The rent under the lease equals the interest due under the promissory note. While there will be costs associated with relocating the Asheboro facility and some interruption in the Company's manufacturing operations, the Company has taken steps to limit the effects of these matters and does not expect the relocation to have a material adverse effect on the operations of the Company.


CURRENT PRODUCTS

The Company manufactures and distributes high quality, moderately-priced branded and private label footwear. The Company's product offerings to its customers consist principally of either western boots or work/outdoor boots. The Company also manufactures safety shoes with steel toe construction. The Company has approximately 2,600 active accounts. A majority of the customer base is made up of small retail chains and independent retail outlets. In

B.B. Walker Company
1998 Form 10-K

1998 and 1997, one customer accounted for approximately 12% and 10% of net sales, respectively. In 1996, no single customer comprised 10% or more of net sales. The Company does not feel that a single customer or group of customers comprise a significant portion of operations or exert significant influence over the Company, or that the loss of any single customer would have a material adverse effect on the Company. The following is a description of the respective product offerings of the Company for each of its primary markets:


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

To promote brand recognition for the ABILENE[REGISTERED] line of footwear, the Company has entered into several promotional relationships with influential country music talents. In 1998, the Company continued promotional agreements with Confederate Railroad and DooWah Riders, two prominent bands in country music, to promote the ABILENE[REGISTERED] brand at their concerts and other special events.

After being produced in either of the Company's two manufacturing plants, the final product is transferred to the central warehouse in Asheboro, North Carolina for distribution.

For the work/outdoor customer, the Company manufactures and distributes work/outdoor footwear under its GOLDEN RETRIEVER[REGISTERED] brand. The Company offers a variety of work/outdoor styles under the GOLDEN RETRIEVER [REGISTERED] trademark, including pull-on, lace-up, lined, insulated and waterproof, in a variety of heights, soles and constructions. The DURATUFF[REGISTERED] Work Boot brand, which has been well-received since being introduced in 1997, features double-cushioned insoles. In addition, the Company manufactures and markets quality boots and shoes for work and safety use under the WALKER FOOTWEAR THAT WORKS[REGISTERED] brand and the SAFETY FIRST[REGISTERED] brand.

The Company continues to review all styles in its product lines and eliminates those styles that offer only marginal returns to the Company. Historically, the Company has developed a solid reputation as a producer of quality, durable work boots and western footwear.

B.B. Walker Company
1998 Form 10-K

PRIVATE LABEL FOOTWEAR

The Company manufactures shoes for large retailers and other footwear manufacturers under contract. Most of the private label products consist of work/outdoor footwear, although the Company is actively pursuing new customers of its western private label products. The significant customers in this division consist of large national retail chains, specialty catalog retailers, and large wholesalers. In addition, this division serves large accounts overseas, primarily in Europe and Japan.


OTHER

The Company operates two retail stores which offer the Company's branded merchandise at discount prices to retail customers. In addition to Company brands, a wide selection of other manufacturers' brands and accessories are offered to provide customers with a variety of options from which to choose. One retail store, which operates under THE FOOTFACTORY[REGISTERED] name, is located in an outlet mall in Lancaster, Pennsylvania. The second store is a factory outlet store located in its Asheboro, North Carolina facility.

In addition, the Company also manufactures footwear for institutional customers, primarily prisons and correctional facilities. Styles manufactured for these customers are a basic work boot construction. Most orders for institutional customers are obtained through a competitive bidding process.


MANUFACTURING

The Company operates two manufacturing facilities, in Asheboro, North Carolina and in Somerset, Pennsylvania. As discussed previously, there was a significant change made in manufacturing operations during the third quarter of 1998. As of the fourth quarter of 1998, the Asheboro plant produces only cement-constructed footwear while the Somerset plant manufactures only welt-constructed footwear. The Company has entered into a Contract for Purchase and Sale of Real Property Located in Asheboro, North Carolina, dated as of January 28, 1999. Under this contract, it is possible that the Company will sell the Asheboro, North Carolina facility on or before April 15, 1999 (see previous discussion in Item 1 under GENERAL).

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

The manufacture of footwear is relatively labor-intensive and involves five

B.B. Walker Company
1998 Form 10-K

primary operations: production of uppers; lasting the uppers to define the shape, form and size of the footwear; bottoming the footwear; finishing the footwear; and packaging the footwear. The Company produces boots and shoes with "cemented" or molded bottoms as well as boots and shoes with bottoms that are "welted" or stitched to the uppers.

The Company continues to explore manufacturing and product design innovations in order to utilize its production capacity in the most efficient manner, to produce high quality footwear, and to maintain a moderate price structure for its products. Management believes innovation in its manufacturing process, including innovation in product design and cost containment, is instrumental in the Company's long-term success.


SALES AND MARKETING

The Company markets its products through a single sales force directed by a national sales manager. The national sales manager is accountable for planning the territory, budget, service, sales operations, and motivation of the sales staff. Territories are established by the national sales manager using Metro Market Demographic and other statistical data. Salespersons are hired based on strengths and experience to sell and service within a territory, including development of the customer base. The Company's salespersons solicit orders within the territory to which they are assigned. Orders are submitted to the Company's credit department in Asheboro, North Carolina for acceptance or rejection based on the customer's credit history. To a lesser extent, the Company's products are also marketed by independent sales representatives, who are often engaged to develop new geographic markets for the Company.

The Company markets its products primarily to wholesale customers in the United States, but also provides footwear to customers in Canada, Japan and Europe. The Company has approximately 2,600 active accounts. The Company's salesmen are offered special incentives for opening new accounts. A majority of the customer base is made up of small retail chains and independent retail outlets, which have been adversely affected by the larger retail chains. During 1998 and 1997, one customer accounted for approximately 12% and 10% of net sales, respectively. For 1996, no customers comprised 10% or more of net sales. Historically, the largest ten customers account for less than 35% of net sales. The Company does not feel that a single customer or group of customers comprise a significant portion of operations or exert significant influence over the Company.


DISTRIBUTION

The Company's footwear is distributed nationally from its warehouse in Asheboro, North Carolina. The Company ships its finished goods with its own fleet of trucks and trailers or uses a parcel delivery service and common carriers when cost effective or requested by the customer. The Company's

B.B. Walker Company
1998 Form 10-K

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

Many of the Company's competitors have greater financial, distribution, brand name recognition and marketing resources than the Company. The Company relies on product performance, styling, quality, and timeliness of product delivery and perceived product value to distinguish its products from the competition. The Company believes that, based on these factors, it maintains a strong competitive position in its current market niches. Additionally, with the use of an extensive cost accounting system, the Company maintains a tight control on the costs that go into the manufacture of its products. The Company believes this gives it the advantage of being a low cost producer and allows it to be competitive in the pricing of its products, which are medium priced in relation to the market. The Company anticipates that substantial competition will continue in the future and therefore continues to plan and develop strategies to enhance its competitive position.


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

B.B. Walker Company
1998 Form 10-K

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

The Company's principal raw materials are leather, rubber and composition-based heels and soles, and fiber based items, such as insoles. The Company purchases its raw materials from numerous suppliers, the majority of which are domestic. The Company is not dependent on any one supplier for raw materials. While the Company expects that supplies of raw materials will continue to be readily available as needed for the Company's operations, the price of some of the components of its products, primarily leather, has exhibited volatility in the past, and some price volatility can be anticipated in future years. The supply of leather and other raw materials was adequate in 1998.


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


BACKLOG

Backlog records are maintained based on orders for pairs of footwear, rather than in terms of dollars. The backlog fluctuates on a seasonal basis, reaching higher levels in the spring and summer months when retailers buy for fall selling. At October 31, 1998, the backlog for orders believed to be firm was 65,289 pairs, as compared to 119,470 pairs as of November 1, 1997. One of the reasons for this backlog decrease is our largest customer's change in its ordering method, which significantly impacted the backlog total. Another reason is the general softness in the retail footwear environment, as evidenced by the 11.7% sales decrease from 1998 to 1997. The backlog at a particular time is affected by a number of factors, including seasonality and scheduled date of manufacture and delivery. Private label and export orders often have significant lead times. Therefore, a comparison of the Company's backlog from period to period may not be meaningful and may not be indicative of future sales.

B.B. Walker Company
1998 Form 10-K

Advance private label and export orders provide the Company with a stable work flow which complements orders for branded footwear. The Company attempts to ship orders for branded products from inventory as they are received. Thus, the backlog of branded products only reflects orders that were not immediately filled from inventory and does not accurately predict the mix of future sales. All orders at October 31, 1998 are expected to be filled during the current fiscal year.


INTELLECTUAL PROPERTY

The Company owns federal trademark registrations for many of its marks, including ABILENE[REGISTERED], SAGE[REGISTERED], GOLDEN RETRIEVER
[REGISTERED], DURATUFF[REGISTERED], WALKER FOOTWEAR THAT WORKS[REGISTERED], SAFETY FIRST[REGISTERED], AIR RIDE[REGISTERED], COMFORT SYSTEM[REGISTERED], and EASY COMFORT SYSTEM[REGISTERED]. The Company's trademarks are valuable assets. Therefore, it is the policy of the Company to pursue registration of its trademarks whenever possible and to defend its trademarks from infringement to the greatest extent practicable under the law. There are no patents, licenses, franchises or concessions that are material to the operations of the Company.


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


EMPLOYEES

The Company and its subsidiary employed 392 persons as of October 31, 1998, 193 at the Asheboro, North Carolina facility and 199 at the Somerset, Pennsylvania facility. Of these individuals, 290 were engaged in manufacturing and 102 in administrative, sales, and transportation functions. Substantially all of the Company's employees were employed on a full-time basis. None of the Company's employees are covered by collective bargaining agreements and the Company believes its relations with its employees are good.


READINESS FOR YEAR 2000 COMPLIANCE

The Company has initiated a program to minimize the risk of potential disruption from the "Year 2000 ('Y2K') problem." This problem is a result of computer programs having been written using two digits (rather than four)

B.B. Walker Company
1998 Form 10-K

to define the applicable year. Any information technology ("IT") systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extends to "non-IT" systems; that is, operating and control systems that rely on embedded chip systems. In addition, like every other business enterprise, the Company is at risk from Y2K failures on the part of its major business counterparts, including suppliers, distributors, and manufacturers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation, and communications.

The Company began developing a plan in November 1997 to resolve the Y2K issues that are reasonably within its control. These efforts are being coordinated through the Company's data processing department and chaired by the information systems programming manager ("ISPM"). With respect to the Company's Y2K efforts, the ISPM reports periodically to the Company's president, who in turn updates the Audit Committee of the Board of Directors.

In January 1998, the ISPM completed an identification of those IT systems which would require detailed program changes to be Y2K compliant. An employee programmer already familiar with the Company's computer system has been assigned full-time to modify those identified programs. Program changes and testing are made in a test directory specifically created for the Y2K modifications so that there are no conflicts with live data. When testing is completed for a system, files are then converted, and modified programs are copied to live directories on a weekend when no users are on the system. The Company's current timetable anticipates completion of all conversions, necessary testing, and full implementation by June 30, 1999. At this time, he Company has not deemed it necessary to develop contingency plans for any of the applications being converted; however, the Company will continue to assess this and will develop contingency plans for any applications not converted and operating by June 30, 1999.

With respect to Electronic Data Interchange ("EDI") applications, a Company manager with extensive computer experience is assessing the Company's impact from four customers who transmit orders via EDI. All but three of these customers utilize a third-party EDI service bureau, while the fourth one (the Company's largest customer) is expected to be changed from being an internal EDI user to an external user by June 30, 1999. No significant EDI transmission problems are anticipated.

With regard to non-IT systems, the Company's phone and security systems are both Y2K compliant. The Company is in the process of assessing personal computers and manufacturing machines that are not Y2K compliant, especially those with programs that involve stitching patterns on western boots. Major suppliers to the Company have been contacted by questionnaire, and the Company has received confirmations

B.B. Walker Company
1998 Form 10-K

of either Y2K compliance or a timetable to be compliant from such suppliers. The Company has also contacted its major customers by questionnaire to assess their status with regard to the Y2K issue. Contingency plans will be developed for any significant suppliers or customers that are not Y2K compliant by June 30, 1999, or earlier if the Company becomes aware that such entities may not be Y2K compliant in a timely manner.

It is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities required in the future. The required code changes, testing, and implementation necessary to address the Y2K issue are expected to cost approximately $100,000, and the Company has incurred approximately $45,000 through October 31, 1998. The Company estimates that it is approximately 40% complete with the efforts required to be Y2K compliant. These estimates and projections are subject to change as work continues.

Even though the Company believes its Y2K plan should adequately address the Y2K issue, there can be no assurance that unforeseen difficulties will not arise. If the Company does not identify and fix all Y2K problems, or if a major supplier or customer is unable to adequately address its Y2K issue, the Company's results of operations or financial condition could be materially impacted.


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

B.B. Walker Company
1998 Form 10-K

ITEM 2.  PROPERTIES

As of October 31, 1998, the Company and its subsidiary utilized an aggregate of approximately 355,000 square feet of floorspace in various facilities, all of which are in service and are adequate for the operations performed. Substantially all of the Company's property, including its facilities and inventories, are insured on a replacement value basis.

The Company and its subsidiary, Bender Shoe Company, operate manufacturing and warehousing facilities as follows:

Asheboro, North Carolina - This location on 414 East Dixie Drive, Asheboro, North Carolina contains the manufacturing facility for footwear with cement construction, as well as the administrative offices of the Company. The Company uses 281,857 square feet of space in one building on approximately
22.3 acres of land. The premises are used for manufacturing, shipping, warehousing, administration, and a retail outlet store. Paved parking and truck loading areas are maintained. The premises owned in fee are subject to an existing lien under a deed of trust in favor of Mellon Bank, N.A. The Company has entered into a Contract for Purchase and Sale of Real Property Located in Asheboro, North Carolina, dated as of January 28, 1999. Under this contract, it is possible that the Company will sell the Asheboro, North Carolina facility on or before April 15, 1999 (see previous discussion in Item 1 under GENERAL).

Somerset, Pennsylvania - The Company's subsidiary, Bender Shoe Company, moved to a larger facility in Somerset in August, 1994. The facility provides approximately 68,000 square feet of space on 3.8 acres of land. The facility is used primarily for the manufacture of footwear with welt construction plus raw material storage. A small portion of the space is used as administrative offices. The Company owns the facility which is subject to existing liens in favor of First National Bank and Trust Company in Asheboro, NC, the Pennsylvania Industrial Development Authority, the Pennsylvania Economic Revitalization Fund and Mellon Bank, N.A.

The Company also operates factory outlet retail stores in Asheboro, North Carolina and Lancaster, Pennsylvania. The Asheboro retail store is located at the Company's Asheboro manufacturing facility. The Company leases the retail store space in Lancaster, PA.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

B.B. Walker Company
1998 Form 10-K


EXECUTIVE OFFICERS OF THE COMPANY

The names, ages and positions of the executive officers of the Company as of October 31, 1998 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Annual Meeting of the Board of Directors convened immediately following the Annual Meeting of the Shareholders. Executive officers serve until the next annual meeting of the Directors and until their successors are elected and qualified.

    Executive Officer (Age)             Position and Office
    -----------------------             -------------------
    Kent T. Anderson (56)               Chairman (1992), President (1984) and
                                        Chief Executive Officer (1986)  (1)

    French P. Humphries (58)            Executive Vice President (1995)  (2)

    Carey M. Durham (47)                Chief Financial Officer (1998)  (3)

 (1) Officer is also a director of the Company.

 (2) As of December 1995, officer was named Executive Vice President and directs the Company's marketing and merchandising efforts. From 1992 to 1995, he served as Vice President - Marketing. Prior to 1992, he was General Manager of the Western Division, a position he held since 1977.

 (3) Served in this position since October 1, 1998. His responsibilities include directing the Company's finance and accounting functions. A Certified Public Accountant, he was in executive financial management in the home furnishings industry (1995-98) and injection-molded plastics manufacturing (1989-95) prior to joining the Company.



                                    PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is found under the heading "Stock Prices" on page 43 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) for the year ended October 31, 1998 and is incorporated herein by reference. The Company had 1,166 shareholders of record at January 29, 1999.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is reported on page 29 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) under the heading "Selected Financial Data" and is incorporated herein by reference.

B.B. Walker Company
1998 Form 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this Item is on pages 30 through 42 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is reported on pages 4 through 28 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

B.B. Walker Company
1998 Form 10-K


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this Form 10-K:

     (1) Financial Statements - The following consolidated financial statements of the Company are incorporated herein by reference to pages 4 through 28 of the Annual Report to Shareholders:

         (a) Consolidated Statements of Income (Loss) for the fiscal years ended October 31, 1998, November 1, 1997, and November 2, 1996.

         (b) Consolidated Balance Sheets at October 31, 1998 and November 1,
             1997.

         (c) Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1998, November 1, 1997, and November 2, 1996.

         (d) Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1998, November 1, 1997, and November 2, 1996.

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

B.B. Walker Company
1998 Form 10-K


          All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.


(B) No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1998.


(C) A listing of exhibits is incorporated herein by reference to the Index to Exhibits on pages F-4 through F-7.

B.B. Walker Company
1998 Form 10-K


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         B.B. WALKER COMPANY (Registrant)

                                         By:  DOROTHY W. CRAVEN
                                              ---------------------
                                              Dorothy W. Craven
Date:  February 11, 1999                       Corporate Secretary
       -----------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

            Signature                                 Title
            ---------                                 -----

Principal Executive Officer:

KENT T. ANDERSON          2/11/99      Chairman of the Board, Chief Executive
------------------        -------      Officer and President
Kent T. Anderson            Date

Principal Financial and Accounting Officer:

CAREY M. DURHAM           2/11/99      Chief Financial Officer
------------------        -------
Carey M. Durham             Date


                               BOARD OF DIRECTORS

KENT T. ANDERSON           2/11/99            EDNA A. WALKER        2/11/99
------------------         -------            ----------------      -------
 Kent T. Anderson           Date              Edna A. Walker         Date
Chairman

ROBERT L. DONNELL, JR.     2/11/99            MICHAEL C. MILLER     2/11/99
------------------------   -------            -------------------   -------
 Robert L. Donnell, Jr.     Date              Michael C. Miller      Date

JAMES P. McDERMOTT         2/11/99            GEORGE M. BALL        2/11/99
--------------------       -------            ----------------      -------
 James P. McDermott         Date              George M. Ball         Date

B.B. Walker Company
1998 Form 10-K


                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES
                       ---------------------------------

To the Board of Directors and Shareholders of B.B. Walker Company

Our audits of the consolidated financial statements referred to in our report dated December 4, 1998 appearing on page 28 of the 1998 Annual Report to Shareholders of B.B. Walker Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(A) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP
--------------------------
PricewaterhouseCoopers LLP
Greensboro, North Carolina
December 4, 1998

                              B.B. WALKER COMPANY               Schedule VIII
                                                                -------------
                       VALUATION AND QUALIFYING ACCOUNTS


                  Balance at  Charged to  Charged to
                  Beginning   Costs and     Other                  Balance at
  Description      of Year    Expenses     Accounts   Deductions  End of Year
  -----------     ----------  ----------  -----------  ----------  ----------

Allowance for Doubtful Accounts:

October 31, 1998  $ 503,000     453,000        -        399,000   $  557,000
                  ==========  ==========  ==========  ==========  ===========
November 1, 1997  $ 742,000     267,000        -        506,000   $  503,000
                  ==========  ==========  ===========  =========  ===========
November 2, 1996  $ 521,000     922,000        -        701,000   $  742,000
                  ==========  ==========  ===========  =========  ===========

                              B.B. WALKER COMPANY                  Schedule X
                                                                   ----------
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                  October 31,     November 1,     November 2,
                                     1998            1997            1996
                                  (52 weeks)      (53 weeks)      (53 weeks)
                                 ------------    ------------    ------------

The following amounts were charged to
 costs and expenses:


Maintenance and repairs            $  363,000      $  338,000      $  438,000
                                   ==========      ==========      ==========

Advertising costs                  $  925,000      $1,011,000      $1,349,000
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

(3)(b) Articles of Amendment to Articles of            Exhibit A to Form 10-Q
       Incorporation dated March 24, 1980, filed       for the six month
       with the Secretary of State in Raleigh, NC      period ended May 3,
                                                       1980

(3)(c) Articles of Merger of Lyon & Shaw, Inc.          Exhibit (3) (c) to
       into Registrant dated January 21, 1987           the Form 10-K for the
                                                        fiscal year ended
                                                        November 1, 1986

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

(4)(c)(9) Fifth Amendment to the Credit Agreement       Exhibit (4)(c)(9)
          dated July 8, 1998 between B.B. Walker        Form 10-Q for the
          and Mellon Bank, N.A.                         third quarter ended
                                                        August 1, 1998

(4)(c)(10)Separate Agreement with Mellon Bank           Exhibit (4)(c)(10)
          Regarding Calculation of Financial            Form 10-Q for the
          Covenants, dated September 10, 1998           third quarter ended
                                                        August 1, 1998

(4)(c)(11)Sixth Amendment to the Credit Agreement       Exhibit (4)(c)(11)
          dated December 29, 1998 between B.B. Walker   Form 10-K for the
          and Mellon Bank, N.A.                         fiscal year ended
                                                        October 31, 1998

(4)(c)(12)Separate Agreement with Mellon Bank           Exhibit (4)(c)(12)
          Regarding Calculation of Financial            Form 10-K for the
          Covenants, dated December 30, 1998            fiscal year ended
                                                        October 31, 1998

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

(10)(d) 1987 Incentive Stock Option Plan effective      Exhibit (10)(d) to
        February 11, 1987                               Form 10-K for the
                                                        fiscal year ended
                                                        October 29, 1988

(10)(e) 1995 Incentive Stock Option Plan for Key        Filed with the 1994
             Employees and Non-Employee Directors       Proxy Statement
             effective March 20, 1995                   mailed to
                                                        to shareholders on
                                                        February 27, 1995

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

(10)(g)    Contract for Purchase and Sale of Real       Exhibit (10)(g) to
           Property Located in Asheboro, North          Form 10-K for the
           Carolina, between B.B. Walker Company        fiscal year ended
           and H. William Hull, Jr., dated              October 31, 1998
           January 28, 1999

  (11) Computation of earnings per share amounts are explained in Note 1 to the Consolidated
       Financial Statements in the Annual Report to
       Shareholders for the fiscal year ended
       October 31, 1998, which is Exhibit 13 to this filing

  (13) Annual Report to Shareholders for the fiscal     Filed herewith as
       year ending October 31, 1998                     Exhibit (13)

  (22) Subsidiaries of the Registrant                   Filed herewith as
                                                        Exhibit (22)

  (27) Summary Financial Information Schedule           Filed herewith as
                                                        Exhibit (27)