Form 10-Q
period 1999-01-30
WALKER B B CO
filed 1999-03-10
CIK 104218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
                                   ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FIRST QUARTER ENDED JANUARY 30, 1999


                          Commission File Number 0-934
                          ----------------------------


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

On March 8, 1999, 1,725,954 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.


                                      Cover



                              B.B. WALKER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                (Unaudited)       (Audited)
                                                January 30,       October 31,
               Assets                              1999              1998
               ------                           -----------       -----------

Cash                                            $        1        $        1
Accounts receivable, less allowance
  for doubtful accounts of $637 in
  1999 and $557 in 1998                              5,598             7,157
Inventories                                          9,096             9,660
Prepaid expenses                                       364               446
Deferred income tax benefit, current                 1,050             1,050
                                                   -------           -------
    Total current assets                            16,109            18,314

Property, plant and equipment, net of
  accumulated depreciation and amortization
  of $6,570 in 1999 and $6,523 in 1998               1,606             1,622
Other assets                                           149               144
                                                   -------           -------
                                                $   17,864        $   20,080
                                                   =======           =======

                                                                  (Continued)
                                       1


                              B.B. WALKER COMPANY
                    CONSOLIDATED BALANCE SHEETS, Continued
                                (In thousands)


                                                (Unaudited)       (Audited)
                                                January 30,       October 31,
  Liabilities and Shareholders' Equity             1999              1998
  ------------------------------------          -----------       -----------

Borrowings under finance agreement              $    5,740        $    6,885
Current portion of long-term obligations             2,483             2,566
Accounts payable, trade                              2,896             3,536
Accrued salaries, wages and bonuses                    176               367
Other accounts payable and accrued liabilities         630               555
Income taxes payable                                   193               193
                                                   -------           -------
    Total current liabilities                       12,118            14,102
                                                   -------           -------

Long-term obligations                                1,293             1,303
Minority interests in consolidated subsidiary           33                33

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 1999 and 1998                    83                83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,725,954 shares in 1999 and
    1,720,954 in 1998 issued and outstanding         1,726             1,721
  Capital in excess of par value                     2,716             2,717
  Retained earnings (deficit)                          (32)              198
  Shareholders' loans                                  (73)              (77)
                                                   -------           -------
    Total shareholders' equity                       4,420             4,642
                                                   -------           -------
                                                $   17,864        $   20,080
                                                   =======           =======


The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                              B.B. WALKER COMPANY
                        CONSOLIDATED STATEMENTS OF LOSS
                     (In thousands, except per share data)

                                                            (Unaudited)
                                                           First Quarter
                                                               Ended
                                                     ------------------------
                                                     January 30,   January 31,
                                                        1999          1998
                                                     -----------   -----------

Net sales                                            $    6,123    $    7,732
Interest and other income                                   117           131
                                                        -------       -------
  Total revenues                                          6,240         7,863
                                                        -------       -------

Cost of products sold                                     4,511         5,792
Selling and administrative expenses                       1,677         1,901
Depreciation and amortization                                47            74
Interest expense                                            233           276
                                                        -------       -------
  Total costs and expenses                                6,468         8,043
                                                        -------       -------
Loss before income taxes and
  minority interest                                        (228)         (180)
Benefit from income taxes                                    -             -
Minority interest                                            (1)           (1)
                                                        -------       -------
  Net loss                                                 (229)         (181)

Retained earnings, beginning of quarter                     198           129
Dividends on preferred stock                                 (1)           (1)
                                                        -------       -------
Retained earnings, end of quarter                    $      (32)   $      (53)
                                                        =======       =======

Net loss per share:
  Basic                                              $     (.13)   $     (.11)
                                                        =======       =======
  Diluted                                            $     (.13)   $     (.10)
                                                        =======       =======
Weighted average common shares outstanding:
  Basic                                                   1,722         1,727
                                                        =======       =======
  Diluted                                                 1,771         1,738
                                                        =======       =======


The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                              B.B. WALKER COMPANY
                      CONSOLIDATED CASH FLOWS STATEMENTS
                                (In thousands)
                                                            (Unaudited)
                                                           First Quarter
                                                               Ended
                                                     ------------------------
                                                     January 30,   January 31,
                                                        1999          1998
                                                     -----------   -----------
Cash Flows From Operating Activities:
  Net loss                                           $     (229)   $     (181)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                            47            74
    (Increase) decrease in:
      Accounts receivable, net                            1,559         1,548
      Inventories                                           564           376
      Prepaid expenses                                       82           180
      Other assets                                           (5)           (3)
    Increase (decrease) in:
      Accounts payable, trade                              (640)         (832)
      Accrued salaries, wages and bonuses                  (191)         (218)
      Other accounts payable and accrued liabilities         75           257
                                                        -------       -------
  Net cash provided by operating activities               1,262         1,201
                                                        -------       -------

Cash Flows From Investing Activities:
  Capital expenditures                                      (31)         (111)
                                                        -------       -------
  Net cash used for
    investing activities                                    (31)         (111)
                                                        -------       -------
Cash Flows From Financing Activities:
  Net borrowing under finance agreement                  (1,145)       (3,086)
  Proceeds from issuance of long-term obligations            10             6
  Payment on long-term obligations                         (103)         (194)
  Proceeds from issuance of common stock                      4            -
  Loans to shareholders, net of repayments                    4             4
  Dividends paid on 7% cumulative preferred stock            (1)           (1)
                                                        -------       -------
  Net cash used for financing activities                 (1,231)       (1,090)
                                                        -------       -------

Net change in cash                                         -             -
Cash at beginning of year                                     1             1
                                                        -------       -------
Cash at end of quarter                               $        1    $        1
                                                        =======       =======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                              B.B. WALKER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1
------
A summary of the Company's significant accounting policies is presented on page 9 of its 1998 Annual Report to Shareholders. Users of financial information presented for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results.

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

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The results for the first quarters ended January 30, 1999 and January 31, 1998 each include thirteen weeks of operations.



Note 2
------
Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year. In arriving at income available to common shareholders, preferred stock dividends of $1,449 were deducted in each quarter presented. Diluted EPS reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.



Note 3
------
Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments, and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. FAS 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. At January 30, 1999, the Company does not have any items of comprehensive income to report.


                              B.B. WALKER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Note 4
------
Long-term obligations consist of the following amounts (in thousands):

                                               (Unaudited)       (Audited)
                                               January 30,       October 31,
                                                  1999              1998
                                               -----------       -----------
Notes payable to banks                         $    2,013        $    2,099
Notes payable to governmental authorities             556               567
Promissory notes payable to shareholders            1,207             1,203
                                                  -------           -------
                                                    3,776             3,869
Less portion payable within one year                2,483             2,566
                                                  -------           -------
                                               $    1,293        $    1,303
                                                  =======           =======



Note 5
------
Inventories are composed of the following amounts (in thousands):

                                               (Unaudited)       (Audited)
                                               January 30,       October 31,
                                                  1999              1998
                                               -----------       -----------

     Finished goods                            $    5,567        $    5,167
     Work in process                                  707               945
     Raw materials and supplies                     2,822             3,548
                                                  -------           -------
                                               $    9,096        $    9,660
                                                  =======           =======



Note 6
------
In January 1999, the Company entered into a contract to sell its manufacturing facility in Asheboro, North Carolina, along with an adjacent piece of property. On February 26, 1999, this contract was cancelled by the purchaser as permitted under provisions in the contract.


                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------
The following summarizes the results of operations for the Company for the first quarter ended January 31, 1998 and February 1, 1997:

                                                        Three
                                                    Months Ended
                                              -------------------------
                                              January 30,   January 31,
                                                 1999          1998
                                              -----------   -----------
      Net sales                                   100.0%        100.0%
      Cost of products sold                        73.6%         74.9%
                                                 -------       -------
        Gross margin                               26.4%         25.1%

      Selling and administrative expenses          27.4%         24.6%
      Depreciation and amortization                  .8%          1.0%
      Interest expense                              3.8%          3.5%
      Interest and other income                    (1.9%)        (1.7%)
                                                 -------       -------
        Loss before income taxes
          and minority interest                    (3.7%)        (2.3%)

      Benefit from income taxes                      -             -
      Minority interest                              -             -
                                                 -------       -------
        Net loss                                   (3.7%)        (2.3%)
                                                 =======       =======



FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998
-------------------------------------------------

Net Sales
---------
Net sales for the first quarter of 1999 were $6,123,000, or 20.8% lower than net sales of $7,732,000 in the first quarter of 1998. The Company's sales include sales of footwear manufactured and wholesaled by the Company and sales from the Company's retail outlets. Footwear manufactured and wholesaled by the Company, which includes branded, private label and institutional sales, comprised 89.1% of net sales in the first quarter of 1999 and 92.6% of net sales in the first quarter of 1998. The remaining 10.9% and 7.4% of net sales in 1999 and 1998, respectively, were sales from the Company's retail outlets.

The decrease in net sales can be attributed to two factors. First, the Company's western branded business continues to be impacted by a weak western retail sector. Historically, western footwear has proven to be a cyclical business. Demand reached a peak in 1993 and 1994 but has declined during the past four years. With the repositioning of its product lines in recent years, the Company's sales are more dependent on its western branded business, whose shipments in the first quarter of 1999 were $638,000, or 16.1%, less than the first quarter of 1998. Second, shipments of work/outdoor footwear for the first quarter of 1999 decreased $890,000, or 28.4%, from the first quarter of 1998. The Company's largest customer, a major discount retailer, showed a 9.8% decrease in shipments from the first quarter of 1998 compared to the same period in 1999, due to an inventory adjustment period which caused a delay in orders being placed in early 1999.


                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


Sales of the Company's branded footwear in the first quarter of 1999 were down $402,000, or 9.3%, from 1998's first quarter because of the reasons discussed above. Branded pairs shipped were down 6,484, or 8.1%, in the first quarter while price per pair was down only 1.4%. The slight decrease in price per pair can be attributed to product mix. Nearly 80% of the Company's branded net sales are coming from its western styles that carry a higher price per pair than its work/outdoor styles.

Private label sales in the first quarter of 1999 were down $1,042,000, or 39.9%, from the first quarter of 1998. The decrease can be attributed to weaker work/outdoor private label business. Much of this business is dependent on the timing of orders for several large customers which did not keep pace with the prior year. Pairs shipped were down 16,164, or 23.8%, while the price per pair was down 26.8%. The primary reason for this decrease in price per pair is due to a significant private label order which required only the finishing procedure by the Company; therefore, the realized price per pair was lower than usual.

Sales to institutional customers in the first quarter of 1999 were down $151,000, or 7.8%, from the first quarter of 1998. Much of this business is solicited through a formal bidding process with governmental entities, and the results of this division are impacted by the Company's success in bidding on new business.

Retail sales decreased $45,000, or 7.8%, from the first quarter of the prior year. The two retail outlets, one in Asheboro, NC and one in Lancaster, PA, continue to experience increased competition from major discount retailers surrounding their locations.


Gross Margin
------------

The Company's gross margin as a percentage of sales was 26.3% for the first three months of 1999 and 25.1% for the first three months of 1998. The Company's gross margin showed a slight increase from the prior year primarily because of the sources from which net sales were derived. For the first quarter of 1999, 63.8% of net sales came from branded sales and 25.7% came from private label sales. For the comparable period in 1998, 54.3% of net sales were branded sales and 31.9% were private label sales. Since branded sales carry higher margins, an overall increase was experienced. The anufacturing division also posted slightly improved operating results due to production efficiencies resulting from the welt and cement construction footwear being in separate facilities since late in fiscal year 1998. The Company's gross margin percentage continues to be impacted by competitive pressure at the retail level that requires that the Company remain competitive in the pricing and terms offered.


Selling and Administrative Expenses
-----------------------------------

Selling and administrative expenses were $1,677,000 for the first quarter of 1999 as compared to $1,901,000 for the first quarter of 1998, an decrease of $224,000, or 11.8%. This improvement is due to management's continuing emphasis of controlling costs and improving operations in the selling and administrative areas.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


Interest Expense
----------------

Interest expense in the first quarter of 1999 was $233,000, or $43,000 lower than interest expense of $276,000 for the first quarter of 1998. This 15.6% decrease in interest expense for the three month period can be attributed to a 1.0% drop in the interest rate and a lower average balance on outstanding debt. Average outstanding advances under the revolving finance agreement were approximately $484,000, or 7.1%, lower in the first quarter of 1999 than in 1998. Other fees incurred for this agreement were approximately the same rate for each year. Other long-term debt carried lower balances in 1999 when compared to 1998 as the Company continues to amortize the debt according to each issue's respective terms. No new material debt was added during the first quarter.


Depreciation and Amortization
-----------------------------

Depreciation and amortization in the first quarter of 1999 was $47,000, or $27,000 less than 1998 expenses of $74,000. With minimal amounts invested in fixed assets in recent years, depreciation charges on fixed assets that are becoming fully depreciated are not being replaced, resulting in lower depreciation expense.


Benefit From Income Taxes
-------------------------

For the first quarter of both 1999 and 1998, the Company recorded no benefit from income taxes. The Company evaluated the valuation allowance reserved against its deferred income tax asset at the end of the first quarter and determined that the net deferred income tax asset was appropriately recorded at its net realizable value.


Net Income
----------

The Company reported a net loss of $229,000 in the first quarter of 1999 and $181,000 in the first quarter of 1998. The 26.5% increase in net loss is attributable to the 26.3% decrease in net sales.


                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company has funded substantially all of its working capital and capital expenditure requirements through borrowings under its finance agreement and other indebtedness. The revolving finance agreement provides flexibility to the Company as the availability of funds fluctuates with the seasonal needs of the Company. Generally, the Company's working capital needs are highest in the fourth fiscal quarter and lowest in the first fiscal quarter. With its revolving finance agreement, the Company finances its accounts receivable and inventories, paying interest at a variable rate (prime plus 1.50%, or 9.25%, at January 30, 1999). The Company had outstanding advances of $5,740,000 at January 30, 1999 and an additional $1,251,000 available under the agreement.

During the first quarter of 1999, the Company generated $1,262,000 of cash from operations which was used to reduce the advances under the revolving finance agreement by $1,145,000. The Company continues to rely on the revolving finance agreement to provide working capital and management anticipates that the revolving finance agreement will continue to provide the necessary liquidity to fund its daily operations going forward.

Under the Company's financing agreement with the bank, the amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. The credit line available under the agreement is a maximum of $8,000,000. In addition, the sublimit for inventory, the maximum advances that can be taken against inventory under the revolving credit agreement, is $4,000,000. The Company must also meet certain restrictive financial covenants that were amended effective December 29, 1998 and for periods thereafter. The covenants require the satisfaction of certain financial tests and the maintenance of certain financial ratios as defined in the agreement. At January 30, 1999, the Company was in compliance with its restrictive financial covenants.

In addition to the revolving credit facility, the financing agreement also provided a $3,000,000 term loan that was used to repay an existing mortgage note payable to a bank that carried a balance of approximately $1,812,000. The term loan bears interest at the bank's prime rate plus 1.50% (9.25% at January 30, 1999).

All advances under the revolving credit facility and the term loan are secured by all accounts receivable, inventories, machinery and equipment of the Company. In addition, the bank has a first lien on the Asheboro land and facilities and a subordinated lien on the Somerset facilities.

The Company made only minimal capital expenditures during the past three years. The Company made significant upgrades to its equipment and facilities in 1993 and 1994. Because of cash flow considerations and restrictions under the finance agreement, the Company has only been making capital expenditures to maintain current levels of operations during the past four years. Funding for capital expenditures, other than the acquisition of the Somerset, Pennsylvania facility in July 1994, has primarily come from the available balance on the finance agreement.

Net working capital, which consists primarily of accounts receivable and inventories less current liabilities, was $3,991,000 at January 30, 1999 and $7,157,000 at October 31, 1998. The ratio of current assets to current liabilities increased to 1.54 to 1 at January 30, 1999 compared to 1.46 to 1 at October 31, 1998.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


FINANCIAL CONDITION
-------------------

Accounts Receivable
-------------------

Accounts receivable were $5,598,000 at January 30, 1999 compared to $7,157,000 at October 31, 1998, a decrease of $1,559,000. Trade receivables are historically at their highest point at the end of the fourth quarter because of the heavy sales volume related to Christmas buying by retailers. This 21.8% decrease in accounts receivable is also related to the 26.3% decrease in net sales.


Inventories
-----------

Inventories were $9,096,000 at January 30, 1999, a decrease of $564,000, or 5.8%, from the inventories held at October 31, 1998 of $9,660,000. Of the decrease, approximately $238,000 is in work in process and $726,000 is in raw materials. These were offset by an increase of $400,000 in finished goods. The Company continues to focus on improving turns in inventory and improving the efficiency of raw material procurement.


Borrowings Under Finance Agreement
----------------------------------

The balance outstanding under the finance agreement was $5,740,000 at January 30, 1999 compared to $6,885,000 at October 31, 1998. The decrease can be attributed to the cash applied against the outstanding balance from collections of accounts receivable which were down $1,559,000 in the first quarter of 1999 and better management of inventories.


Potential Sale of Property
--------------------------

Late in the fourth quarter of 1998, the Company received an attractive offer to sell all of its approximately 22.3 acres of real property in Asheboro, North Carolina. This land is in one of the prime commercial sections of Randolph County. The Company entered into a Contract for Purchase and Sale of Real Property Located in Asheboro, North Carolina, dated as of January 28, 1999. Under this contract, the purchaser had until February 26, 1999 to cancel the contract. On February 26, 1999, the contract was cancelled with the purchaser having no further obligation to the Company. Immediately thereafter, the Company began negotiating with several other interested parties who had become aware of the Company's intentions to sell the Asheboro property when the initial contract became public. It is possible that a new contract will be entered into in the near future. However, there can be no assurances that the terms of a new contract will be agreed to or that, even if another contract is entered into, a sale of the Asheboro property will be consummated.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


Readiness for Year 2000 Compliance
----------------------------------

The Company has initiated a program to minimize the risk of potential disruption from the "Year 2000 ('Y2K') problem." This problem is a result of computer programs having been written using two digits (rather than four) to define the applicable year. Any information technology ("IT") systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extends to "non-IT" systems; that is, operating and control systems that rely on embedded chip systems. In addition, like every other business enterprise, the Company is at risk from Y2K failures on the part of its major business counterparts, including suppliers, distributors, and manufacturers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation, and communications.

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

In January 1998, the ISPM completed an identification of those IT systems which would require detailed program changes to be Y2K compliant. An employee programmer already familiar with the Company's computer system has been assigned full-time to modify those identified programs. Program changes and testing are made in a test directory specifically created for the Y2K modifications so that there are no conflicts with live data. When testing is completed for a system, files are then converted, and modified programs are copied to live directories on a weekend when no users are on the system. The Company's current timetable anticipates completion of all conversions, necessary testing, and full implementation by June 30, 1999. At this time, the Company has not deemed it necessary to develop contingency plans for any of the applications being converted; however, the Company will continue to assess this and will develop contingency plans for any applications not converted and operating by June 30, 1999.

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

With regard to non-IT systems, the Company's phone and security systems are both Y2K compliant. The Company is in the process of assessing personal computers and manufacturing machines that are not Y2K compliant, especially those with programs that involve stitching patterns on western boots. Major suppliers to the Company have been contacted by questionnaire, and the Company has received confirmations of either Y2K compliance or a timetable to be compliant from such suppliers. The Company has also contacted its major customers by questionnaire to assess their status with regard to the Y2K issue. Contingency plans will be developed for any significant suppliers or customers that are not Y2K compliant by June 30, 1999, or earlier if the Company becomes aware that such entities may not be Y2K compliant in a timely manner.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


It is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities required in the future. The required code changes, testing, and implementation necessary to address the Y2K issue are expected to cost approximately $100,000, and the Company has incurred approximately $60,000 through January 30, 1999. The Company estimates that it is approximately 65% complete with the efforts required to be Y2K compliant. These estimates and projections are subject to change as work continues.

Even though the Company's Y2K plan should adequately address the Y2K issue, there can be no assurance that unforeseen difficulties will not arise. If the Company does not identify and fix all Y2K problems, or if a major supplier or customer is unable to adequately address its Y2K issue, the Company's results of operations or financial condition could be materially impacted.


New Accounting Standards
------------------------

Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments, and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. FAS 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. At January 30, 1999, the Company does not have any items of comprehensive income to report.

In June 1997, the FASB issued FAS 131, "Disclosures About Segments of an Enterprise and Related Information". This Statement changes the way companies report information about segments of their business in their annual financial statements and require companies to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement also requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. FAS 131 is effective for the Company in fiscal year 1999, but as permitted, this Statement need not be applied to interim financial statements in the initial year of its application.


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

Factors that might cause actual results to differ materially from these forward-looking statements include (1) the effects of general economic conditions, (2) the impact of competitive products and pricing in the footwear industry, (3) failure to achieve anticipated sales results, (4) management's ability to accurately predict the effect of cost reductions, (5) management's ability to accurately predict the adequacy of the Company's financing arrangement to meet its working capital and capital expenditure requirements, and (6) failure to enter into a contract for the sale of the Asheboro, North Carolina property and if entered into, the consummation of the transaction provided for therein.

Part II.   OTHER INFORMATION
           -----------------

Item 6.    Exhibits and Reports on Form 8-K

  (a)      Exhibits Filed:

           (27) Financial Data Schedule for the first quarter ended January 30, 1999

  (b)      Reports on Form 8-K:

           NONE.




Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              B.B. WALKER COMPANY


     Date:  March 10, 1999    KENT T. ANDERSON
                              ----------------
                              Chairman of the Board, Chief
                                Executive Officer and President




     Date:  March 10, 1999    CAREY M. DURHAM
                              ---------------
                              Chief Financial Officer


