Form 10-Q
period 1999-05-01
WALKER B B CO
filed 1999-06-14
CIK 104218

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE SECOND QUARTER ENDED MAY 1, 1999


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

On June 1, 1999, 1,725,954 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                                    Cover

                              B.B. WALKER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                               (Unaudited)        (Audited)
                                                  May 1,          October 31,
               Assets                              1999              1998
               ------                           -----------       -----------

Cash                                            $        1        $        1
Accounts receivable, less allowance
  for doubtful accounts of $717 in
  1999 and $545 in 1998                              5,995             7,157
Inventories                                          9,294             9,660
Prepaid expenses                                       313               446
Property held for sale                                 763                -
Deferred income tax benefit, current                 1,050             1,050
                                                   -------           -------
    Total current assets                            17,416            18,314

Property, plant and equipment, net of
  accumulated depreciation and amortization
  of $6,618 in 1999 and $6,393 in 1998               1,556             1,622
Other assets                                           174               144
                                                   -------           -------
                                                $   19,146        $   20,080
                                                   =======           =======


                                       1
                                                                  (Continued)

                              B.B. WALKER COMPANY
                    CONSOLIDATED BALANCE SHEETS, Continued
                                (In thousands)


                                               (Unaudited)        (Audited)
                                                  May 1,          October 31,
  Liabilities and Shareholders' Equity             1999              1998
  ------------------------------------          -----------       -----------

Borrowings under finance agreement              $    6,514        $    6,885
Accounts payable, trade                              2,873             3,536
Accrued salaries, wages and bonuses                    346               367
Other accounts payable and accrued liabilities         649               555
Current portion of long-term obligations             2,971             2,566
Income taxes payable                                   193               193
                                                   -------           -------
    Total current liabilities                       13,546            14,102
                                                   -------           -------

Long-term obligations                                1,134             1,303
Minority interests in consolidated subsidiary           31                33

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 1999 and 1998                    83                83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,725,954 shares in 1999 and
    1,720,954 shares in 1998 issued and
    outstanding                                      1,726             1,721
  Capital in excess of par value                     2,716             2,717
  Retained earnings (deficit)                          (21)              198
  Shareholders' loans                                  (69)              (77)
                                                   -------           -------
    Total shareholders' equity                       4,435             4,642
                                                   -------           -------
                                                $   19,146        $   20,080
                                                   =======           =======


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (In Thousands, Except Per Share Data)

                                                           (Unaudited)                         (Unaudited)
                                                       Second Quarter Ended                 Six Months Ended
                                                    --------------------------         --------------------------
                                                       May 1,         May 2,              May 1,         May 2,
                                                        1999           1998                1999           1998
                                                    -----------    -----------         -----------    -----------
Net sales                                           $    6,475     $    7,779          $   12,598     $   15,511
Interest and other income                                    6             53                 123            184
                                                    -----------    -----------         -----------    -----------
    Total revenues                                       6,481          7,832              12,721         15,695
                                                    -----------    -----------         -----------    -----------

Cost of products sold                                    4,519          5,730               9,030         11,522
Selling and administrative expenses                      1,676          1,922               3,353          3,823
Depreciation and amortization                               48             65                  95             139
Interest expense                                           225            265                 458            541
                                                    -----------    -----------         -----------    -----------
    Total costs and expenses                             6,468          7,982              12,936         16,025
                                                    -----------    -----------         -----------    -----------

Income (loss) before income taxes
    and minority interest                                   13           (150)               (215)          (330)

Provision for (benefit from) income taxes                   -              -                   -              -
Minority interest                                           -              -                    1             1
                                                    -----------    -----------         -----------    -----------

    Net income (loss)                                       13           (150)               (216)          (331)

Retained earnings (deficit) at beginning of period         (32)           (53)                198            129
Dividends on preferred stock                                (2)            (2)                 (3)            (3)
                                                    -----------    -----------         -----------    -----------

Retained deficit at end of period                   $      (21)    $     (205)         $      (21)    $     (205)
                                                    ===========    ===========         ===========    ===========

Net income (loss) per share:

      Primary                                       $      .01     $     (.09)         $     (.13)    $     (.19)
                                                    ===========    ===========         ===========    ===========
      Fully diluted                                 $      .01     $     (.09)         $     (.12)    $     (.19)
                                                    ===========    ===========         ===========    ===========

Weighted average common shares outstanding:

      Primary                                            1,726          1,726               1,724          1,726
                                                    ===========    ===========         ===========    ===========
      Fully diluted                                      1,762          1,735               1,760          1,738
                                                    ===========    ===========         ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                               B.B. WALKER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                            (Unaudited)
                                                            Six Months
                                                               Ended
                                                     ------------------------
                                                        May 1,        May 2,
                                                         1999          1998
                                                     -----------   -----------
Cash Flows From Operating Activities:
  Net loss                                           $     (216)   $     (331)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                            95           139
    Gain on sale of property, plant and equipment            -             (3)
    Deferred income taxes                                    -             -
    (Increase) decrease in:
     Accounts receivable, net                             1,162         1,019
     Inventories                                            366            45
     Prepaid expenses                                       133           263
     Property held for sale                                (763)           -
     Other assets                                           (30)           14
    Increase (decrease) in:
     Accounts payable, trade                               (663)         (702)
     Accrued salaries, wages and bonuses                    (21)            2
     Other accounts payable and accrued liabilities          94           212
     Income taxes payable                                    -            169
                                                        -------       -------
  Net cash provided by operating activities                 157           827
                                                        -------       -------
Cash Flows From Investing Activities:
  Capital expenditures                                      (29)         (116)
  Proceeds from disposal of property,
    plant and equipment                                      -              3
                                                        -------       -------
  Net cash used for investing activities                    (29)         (113)
                                                        -------       -------
Cash Flows From Financing Activities:
  Net borrowing under finance agreement                    (371)         (454)
  Payment on long-term obligations                         (232)         (303)
  Proceeds from issuance of short-term obligations          437            -
  Proceeds from issuance of long-term obligations            31            37
  Proceeds from issuance of common stock                      4            -
  Purchase of subsidiary stock from minority interests       (2)           -
  Loans to shareholders, net of repayments                    8             9
  Dividends paid on 7% cumulative preferred stock            (3)           (3)
                                                        -------       -------
  Net cash used for financing activities                   (128)         (714)
                                                        -------       -------

Net change in cash                                         -             -
Cash at beginning of year                                     1             1
                                                        -------       -------
Cash at end of second quarter                        $        1    $        1
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

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The results for the first six months ended May 1, 1999 and May 2, 1998 each include twenty-six weeks of operations. The second quarters for 1999 and 1998 each include thirteen weeks of operations.


Note 2
------
Basic earnings per share (EPS) are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year. In arriving at income available to common shareholders, preferred stock dividends of $1,449 were deducted in each quarter presented. Diluted EPS reflects the potential dilution that could occur if dilutive sercurities and other contracts to issuecommon stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.


Note 3
------
Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting ComprehensiveIncome" requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments, and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders'equity. FAS 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. At May 1, 1999, the Company does not have any items of other comprehensive income to report.

                              B.B. WALKER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Note 4
------
Long-term obligations consist of the following amounts (in thousands):

                                               (Unaudited)        (Audited)
                                                  May 1,          October 31,
                                                   1999              1998
                                               -----------       -----------
Notes payable to banks                         $    2,339        $    2,099
Notes payable to governmental authorities             545               567
Promissory notes payable to shareholders            1,221             1,203
                                                  -------           -------
                                                    4,105             3,869
Less portion payable within one year                2,971             2,566
                                                  -------           -------
                                               $    1,134        $    1,303
                                                  =======           =======

On April 6, 1999, the Company entered into a short-term loan agreement with a bank to finance the final payments due on two land parcels on which the Company was contracted to close on April 7, 1999. As of May 1, 1999, the balance of this short-term borrowing due January 10, 2000 is $437,000, which is included in the portion payable within one year.

Note 5
------
Inventories are composed of the following amounts (in thousands):

                                               (Unaudited)        (Audited)
                                                  May 1,          October 31,
                                                   1999              1998
                                               -----------       -----------

     Finished goods                            $    5,996        $    5,167
     Work in process                                  550               945
     Raw materials and supplies                     2,748             3,548
                                                  -------           -------
                                               $    9,294        $    9,660
                                                  =======           =======
Note 6
------
In January 1999, the Company entered into a contract to sell its manufacturing facility in Asheboro, North Carolina, along with an adjacent piece of property. On February, 26, 1999, this contract was cancelled by the purchaser as per-mitted under provisions in the contract. As of May 1, 1999, the Company has invested $763,000 in property adjacent to its Asheboro manufacturing facility which is being held for sale. The Company is negotiating with several interested parties, and it is possible that a new contract will be entered into in the near future. However, there can be no assurances that the terms of a new contract will be agreed to or that, even if another contract is entered into, a sale of the Asheboro property will be consummated.

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------
The following summarizes the results of operations for the Company for the second quarters and six months ended May 1, 1999 and May 2, 1998:

                                           Second                  Six
                                        Quarter Ended         Months Ended
                                      May 1,    May 2,      May 1,    May 2,
                                       1999      1998        1999      1998
                                     --------  --------    --------  --------
    Net sales                         100.0%    100.0%      100.0%    100.0%
    Cost of products sold              69.8%     73.7%       71.7%     74.3%
                                      ------    ------      ------    ------
      Gross margin                     30.2%     26.3%       28.3%     25.7%

    Selling and administrative
      expenses                         25.9%     24.7%       26.6%     24.6%
    Depreciation and amortization        .7%       .8%         .8%       .9
    Interest expense                    3.5%      3.4%        3.6%      3.5%
    Interest and other income           (.1%)     (.7%)      (1.0%)    (1.2%)
                                      ------    ------      ------    ------
      Income (loss) before income
        taxes and minority interest      .2%     (1.9%)      (1.7%)    (2.1%)

    Provision for income taxes           -         -           -         -
    Minority interest                    -         -           -         -
                                      ------    ------      ------    ------
      Net income (loss)                  .2%     (1.9%)      (1.7%)    (2.1%)
                                      ======    ======      ======    ======


Net Sales
---------
For the second quarter of 1999, the Company's net sales were $6,475,000, or $1,304,000 (16.8%) lower than net sales of $7,779,000 in the second quarter of 1998. For the six month period ended May 1, 1999, net sales were $12,598,000, a $2,913,000 (18.8%) decrease from the net sales of $15,511,000 in the comparable six month period ended May 2, 1998. The Company's sales include sales of footwear manufactured and wholesaled by the Company and sales from the Company's retail outlets. Footwear manufactured and wholesaled by the Company, which includes branded, private label and institutional sales, comprised
92.3% of net sales in the second quarter of 1999 and 92.9% of net sales in the second quarter of 1998. Retail sales made up the remaining net sales of 7.7% in 1999 and 7.1% in 1998. For the comparable six month periods, manufactured footwear comprised 91.8% of net sales in 1999 and 92.7% of net sales in 1998. The remaining net sales of 8.2% in 1999 and 7.3% in 1998 were sales from the Company's retail outlets.

                              B.B. WALKER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


The decrease in net sales can be attributed to two factors. First, the Company's western branded business continues to be impacted by a weak western retail sector. Historically, western footwear has proven to be a cyclical business. Demand reached a peak in 1993 and 1994 but has declined during the past five years. With the repositioning of its product lines in recent years, the Company's sales are more dependent on its western branded business, whose shipments in the second quarter of 1999 increased only $40,000, or 1.1%, over the second quarter of 1998. Second, shipments of work/outdoor footwear for the second quarter of 1999 decreased $856,000, or 31.2%, from the second quarter of 1998. The Company's largest customer, a major discount retailer, showed a 17.4% decrease in shipments from the second quarter of 1998 compared to the same period in 1999, due to an inventory adjustment period which caused a delay in orders being placed which affected the early part of the second quarter of 1999.

Sales of the Company's branded footwear in the second quarter of 1999 were down $460,000, or 8.9%, from 1998's second quarter because of the reasons discussed above. Branded pairs shipped were down 9,056, or 9.6%, in the first quarter while price per pair was down only .23%. The slight decrease in price per pair can be attributed to product mix.

Private label sales in the second quarter of 1999 were down $506,000, or 31.2%, from the second quarter of 1998. The decrease can be attributed to weaker work/outdoor private label business. Much of this business is dependent on the timing of orders for several large customers which did not keep pace with the prior year. Pairs shipped were down 15,001, or 34.5%, while the price per pair was down 12.0%. The primary reason for this decrease in price per pair is due to a significant private label order which required only the finishing procedure by the Company; therefore, the realized price per pair was lower than usual.

Sales to institutional customers in the second quarter of 1999 were down $203,000, or 34.5%, from the second quarter of 1998. Much of this business is solicited through a formal bidding process with governmental entities, and the results of this division are impacted by the Company's success in bidding on new business. One of the Company's major contracts was lost to an import footwear supplier.

Retail sales decreased $55,000, or 9.9%, from the second quarter of the prior year. The two retail outlets, one in Asheboro, NC and one in Lancaster, PA, continue to experience increased competition from major discount retailers surrounding their locations.

Gross Margin
------------

For the second quarter of 1999 and 1998, the gross margin was 30.2% and 26.3%, respectively. The Company's gross margin was 28.3% and 25.7% for the first six months of 1999 and 1998, respectively. The Company's gross margin increase from the prior year was due primarily to the sources from which net sales were derived. For the second quarter of 1999, 72.6% of net sales came from branded sales and 17.2% came from private label sales. For the comparable period in 1998, 66.3% of net sales were branded sales and 20.8% were private label sales. Since branded sales carry higher margins, an overall increase was experienced. The manufacturing division also posted improved operating results due to production efficiencies resulting from the welt and cement construction foot-wear being in separate facilities since late in fiscal year 1998. The Company's gross margin percentage continues to be impacted by competitive pressure at the retail level that requires that the Company remain competitive in the pricing and terms offered.


Selling and Administrative Expenses
-----------------------------------

Selling and administrative expenses were $1,676,000 for the second quarter of 1999 as compared to $1,922,000 for the second quarter of 1998, a decrease of $246,000, or 12.8%. This improvement is due to management's continuing emphasis of controlling costs and improving operations in the selling and administrative areas.


Interest Expense
----------------

Interest expense in the second quarter of 1999 was $225,000, or $40,000 lower than interest expense of $265,000 for the second quarter of 1998. This 15.1% decrease in interest expense for the second quarter can be attributed to a 1.0% drop in the interest rate and a lower average balance on outstanding debt. Average outstanding advances under the revolving finance agreement were approximately $500,000, or 7.5%, lower in the second quarter of 1999 than in 1998. Other fees incurred for this agreement were approximately the same rate for each year. Other long-term debt carried lower balances in 1999 when compared to 1998 as the Company continues to amortize the debt according to each issue's respective terms. On April 6, 1999, the Company entered into a short-term loan agreement with a bank to finance the final payments due on two adjacent land parcels on which the Company was contracted to close on April 7, 1999. As of May 1, 1999, the balance of this note was $437,000 with an interest rate of 9.25%. The maturity date is January 10, 2000.

Depreciation and Amortization
-----------------------------

Depreciation and amortization in the second quarter of 1999 was $48,000, or $17,000 less than 1998 expenses of $65,000. With minimal amounts invested in fixed assets in recent years, depreciation charges on fixed assets that are becoming fully depreciated are not being replaced, resulting in lower depreciation expense.


Benefit from Income Taxes
-------------------------

For the second quarter of both 1999 and 1998, the Company recorded no benefit from income taxes. The Company evaluated the valuation allowance reserved against its deferred income tax asset at the end of the second quarter and determined that the net deferred income tax asset was appropriately recorded at its net realizable value.


Net Income
----------

The Company reported a net profit of $13,000 in the second quarter of 1999 compared to a $150,000 net loss in the second quarter of 1998. Despite a 16.8% decrease in net sales from the second quarter of 1998 to the comparable period in 1999, the net profit in 1999 is primarily attributable to the improvement in gross margin and reduction of operational costs as noted above.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company has funded substantially all of its working capital and capital expenditure requirements through borrowings under its finance agreement and other indebtedness. The revolving finance agreement provides flexibility to the Company as the availability of funds fluctuates with the seasonal needs of the Company. Generally, the Company's working capital needs are highest in the fourth fiscal quarter and lowest in the first fiscal quarter. With its revolving finance agreement, the Company finances its accounts receivable and inventories, paying interest at a variable rate
(prime plus 1.50%, or 9.25%, at May 1, 1999). The Company had outstanding advances of $6,515,000 at May 1, 1999 and an additional $652,000 available under the agreement.

During the second quarter of 1999, the Company purchased four land parcels which are adjacent to the Asheboro manufacturing facility (see Potential Sale of Property section below). The $737,000 spent during the second quarter of 1999 for this land being held for sale is classified as a current asset on the balance sheet at May 1, 1999. These acquisitions were financed by a

$437,000 short-term loan with a bank (see Interest Expense section above), with the balance of $300,000 out of the Company's financing agreement. The Company continues to rely on the revolving finance agreement to provide working capital, and management anticipates that the revolving finance agreement will continue to provide the necessary liquidity to fund its daily operations going forward.

Under the Company's financing agreement with the bank, the amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. The credit line available under the agreement is a maximum of $8,000,000. In addition, the sublimit for inventory, the maximum advances that can be taken against inventory under the revolving credit agreement, is $4,000,000. The Company must also meet certain restrictive financial covenants that were amended effective December 29, 1998 and for periods thereafter. The covenants require the satisfaction of certain financial tests and the maintenance of certain financial ratios as defined in the agreement. At May 1, 1999, the Company was in technical default of its inventory turnover covenant. However, management believes that this is a temporary situation, and that the Company will be in full compliance by fiscal year ending October 30, 1999.

In addition to the revolving credit facility, the financing agreement also provided a $3,000,000 term loan that was used to repay an existing mortgage note payable to a bank. At May 1, 1999, the balance of the term loan is approximately $1,705,000, and it bears interest at the bank's prime rate plus 1.50% (9.25% at May 1, 1999).

All advances under the revolving credit facility and the term loan are secured by all accounts receivable, inventories, machinery and equipment of the Company. In addition, the bank has a first lien on the Asheboro land and facilities and a subordinated lien on the Somerset facilities.

The Company made only minimal capital expenditures during the past five years. The Company made significant upgrades to its equipment and facilities in 1993 and 1994. Because of cash flow considerations and restrictions under the finance agreement, the Company has only been making capital expenditures to maintain current levels of operations during the past five years. Funding for capital expenditures, other than the acquisition of the Somerset, Pennsylvania facility in July 1994, has primarily come from the available balance on the finance agreement and cash from operations.

Net working capital, which consists primarily of accounts receivable and inventories less current liabilities, was $3,870,000 at May 1, 1999 and $7,157,000 at October 31, 1998. The ratio of current assets to current liabilities was 1.29 to 1 at May 1, 1999 compared to 1.46 to 1 at October 31, 1998.

FINANCIAL CONDITION
-------------------

Accounts Receivable
-------------------

Accounts receivable were $5,995,000 at May 1, 1999 compared to $7,157,000 at October 31, 1998. Trade receivables are historically at their highest point at the end of the fiscal year because of the heavy sales volume related to Christmas buying by retailers. This 16.2% decrease in accounts receivable is also related to the 18.8% decrease in net sales.


Inventories
-----------

Inventories were $9,294,000 at May 1, 1999, a decrease of $366,000, or 3.8%, from the inventories of $9,533,000 held at November 1, 1997. Of the decrease, approximately $395,000 is work in process and $800,000 is raw materials.
These were offset by a $829,000 increase in finished goods. The investment in work in process and raw materials is down as the Company has focused on improving the efficiency of materials procurement and plant utilization. The Company continues to focus on improving inventory turns.


Borrowings under Finance Agreements
-----------------------------------

The balance outstanding under the finance agreement was $6,515,000 at May 1, 1999 as compared to $6,885,000 at October 31, 1998, a decrease of $370,000, or 5.4%. The decrease can be attributed to the cash applied against the outstanding balance from collections of accounts receivable which were down $1,162,000 in the first six months of 1999 and better management of raw material inventories.


Potential Sale of Property
--------------------------

Late in the fourth quarter of 1998, the Company received an attractive offer to sell all of its approximately 22.3 acres of real property in Asheboro, North Carolina. This land is in one of the prime commercial sections of Randolph County. The Company entered into a contract to sell the property dated as of January 28, 1999. Under this contract, the purchaser had until February 26, 1999 to cancel the contract. On February 26, 1999, the contract was cancelled with the purchaser having no further obligation to the Company. Immediately thereafter, the Company began negotiating with several other interested parties who had become aware of the Company's intentions to sell the Asheboro property when the initial contract became public. It is possible that a new contract will be entered into in the near future. However, there can be no assurances that the terms of a new contract will be agreed to or that, even if another contract is entered into, a sale of the Asheboro property will be consummated. The Company has purchased certain property adjacent to its Asheboro facility to enhance the sale of the facility.

Readiness for Year 2000 Compliance
----------------------------------

The Company has initiated a program to minimize the risk of potential disrup-tion from the "Year 2000 ('Y2K') problem." This problem is a result of computer programs having been written using two digits (rather than four) to define the applicable year. Any information technology ("IT") systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extends to "non-IT" systems; that is, operating and control systems that rely on embedded chip systems. In addition, like every other business enterprise, the Company is at risk from Y2K failures on the part of its major business counterparts, including suppliers, distributors, and manufacturers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation, and communications.

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

In January 1998, the ISPM completed an identification of those IT systems which would require detailed program changes to be Y2K compliant. An employee pro-grammer already familiar with the Company's computer system has been assigned full-time to modify those identified programs. Program changes and testing are made in a test directory specifically created for the Y2K modifications so that there are no conflicts with live data. When testing is completed for a system, files are then converted, and modified programs are copied to live directories on a weekend when no users are on the system. The Company's current timetable anticipates completion of all conversions, necessary testing, and full implementation by August 31, 1999. At this time, the Company has not deemed it necessary to develop contingency plans for any of the applications being converted; however, the Company will continue to assess this and will develop contingency plans for any applications not converted and operating by August 31, 1999.

With respect to Electronic Data Interchange ("EDI") applications, a Company manager with extensive computer experience is assessing the Company's impact from four customers who transmit orders via EDI. All but three of these customers utilize a third-party EDI service bureau, while the fourth one (the Company's largest customer) is expected to be changed from being an internal EDI user to an external user by June 30, 1999. No significant EDI trans-mission problems are anticipated.

With regard to non-IT systems, the Company's phone and security systems are both Y2K compliant. The Company is in the process of assessing personal computers and manufacturing machines that are not Y2K compliant, especially those with programs that involve stitching patterns on western boots. Major suppliers to the Company have been contacted by questionnaire, and the Company has received confirmations of either Y2K compliance or a timetable to be compliant from such suppliers. The Company has also contacted its major customers by questionnaire to assess their status with regard to the Y2K issue. Contingency plans will be developed for any significant suppliers or customers that are not Y2K compliant by August 31, 1999, or earlier if the Company becomes aware that such entities may not be Y2K compliant in a timely manner.

It is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities required in the future. The required code changes, testing, and implementation necessary to address the Y2K issue are expected to cost approximately $115,000, and the Company has incurred approximately $67,000 through May 1, 1999. The Company estimates that it is approximately 85% complete with the efforts required to be Y2K compliant. These estimates and projections are subject to change as work continues.

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


New Accounting Standards
------------------------

Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments, and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. FAS 130 defines these as items of other comprehensive income and as such must be reported in a financial state-ment that is displayed with the same prominence as other financial state-ments. At May 1, 1999, the Company does not have any items of other compre-hensive income to report.

In June 1997, the FASB issued FAS 131, "Disclosures About Segments of an Enterprise and Related Information". This Statement changes the way companies report information about segments of their business in their annual financial statements and require companies to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement also requires companies to disclose segment data based on how management makes decisions about allocating resources to seg-ments and measuring their performance. FAS 131 is effective for the Company in fiscal year 1999, but as permitted, this Statement need not be applied to interim financial statements in the initial year of its application.

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

PART II.  OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities

         NONE


Item 4.  Submission of Matters to a Vote of Security Holders

         The Forty-Eighth Annual Meeting of the Shareholders of the Company was held on Monday, March 15, 1999, as set forth in the Notice of Annual Meeting of Shareholders dated and mailed on February 22, 1999. Of the 1,725,954 shares of common stock issued and outstanding on the record date, 1,400,849 shares or 81.2% of the common stock outstanding were represented in person or by proxy at the meeting.
         For the issues presented to the shareholders for their consideration, the results were as follows:

         1 - The Board of Directors, in accord with the By-laws, established the number of Directors at six. The shareholders elected the six persons nominated by them in the proxy statement mailed February 22, 1999. All director nominees had served as directors during the prior year and all were elected by the shareholders. There were no other nominations for director presented at the meeting. The six nominees were elected with results as follows:

                                   Shares      Shares       Shares Marked
      Director                       For       Against    Withhold Authority
      --------                    ---------    -------    ------------------
      Kent Anderson               1,203,197       -            197,652
      George M. Ball              1,203,647       -            197,202
      Robert L. Donnell, Jr.      1,203,834       -            197,015
      James P. McDermott          1,203,647       -            197,202
      Michael C. Miller           1,351,659       -             49,190
      Edna A. Walker              1,351,659       -             49,190

--------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits Filed:

             (27)  Financial Data Schedule for the period ended May 1, 1999

        (b)  Reports on Form 8-K:

             NONE


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             B.B. Walker Company


       Date  June 14, 1999                   KENT T. ANDERSON
             -------------                   -------------------------------
                                             Kent T. Anderson
                                             Chairman of the Board, Chief
                                             Executive Officer and President




       Date  June 14, 1999                   CAREY M. DURHAM
             -------------                   -------------------------------
                                             Carey M. Durham
                                             Vice President and
                                             Chief Financial Officer