Form 10-Q
period 1999-07-30
WALKER B B CO
filed 1999-09-13
CIK 104218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q
                                  ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THIRD QUARTER ENDED JULY 31, 1999


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

On September 1, 1999, 1,745,954 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.




                                   Cover

                       B.B. WALKER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                    (Unaudited)     (Audited)
                                                      July 31,     October 31,
            Assets                                      1999          1998
           --------                                 -----------    -----------
Cash                                                $        1     $        1
Accounts receivable, less allowance for doubtful
  accounts of $569 in 1999 and $557 in 1998              5,402          7,157
Inventories                                              9,663          9,660
Prepaid expenses                                           428            446
Property held for sale                                     763             -
Deferred income tax benefit, current                     1,050          1,050
                                                    -----------    -----------
    Total current assets                                17,307         18,314

Property, plant and equipment, net of accumulated
  depreciation and amortization of $6,661 in 1999
  and $6,523 in 1998                                     1,516          1,622
Other assets                                               125            144
                                                    -----------    -----------
                                                    $   18,948     $   20,080
                                                    ===========    ===========





























                                                                   (Continued)

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS, Continued
                                (In Thousands)

                                                    (Unaudited)     (Audited)
                                                      July 31,     October 31,
      Liabilities and Shareholders' Equity              1999           1998
      ------------------------------------          -----------    -----------

Borrowings under finance agreement                  $    6,389     $    6,885
Accounts payable, trade                                  3,566          3,536
Accrued salaries, wages and bonuses                        152            367
Other accounts payable and accrued liabilities             640            555
Current portion of long-term obligations                 2,867          2,566
Income taxes payable                                       193            193
                                                    -----------    -----------
    Total current liabilities                           13,807         14,102
                                                    -----------    -----------

Long-term obligations, net of current portion            1,078          1,303
Minority interests in consolidated subsidiary               31             33

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 1999 and 1998                        83             83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,745,954 shares in 1999 and
    1,720,954 shares in 1998 issued and outstanding      1,746          1,721
  Capital in excess of par value                         2,711          2,717
  Retained earnings (deficit)                             (428)           198
  Shareholders' loans                                      (80)           (77)
                                                    -----------    -----------
    Total shareholders' equity                           4,032          4,642
                                                    -----------    -----------
                                                    $   18,948     $   20,080
                                                    ===========    ===========














The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (In Thousands, Except Per Share Data)

                                                           (Unaudited)                   (Unaudited)
                                                       Third Quarter Ended                 Nine Months Ended
                                                    --------------------------         --------------------------
                                                       July 31,     August 1,             July 31,       August 1,
                                                        1999           1998               1999           1998
                                                    -----------    -----------         -----------    -----------
Net sales                                           $    6,339     $    5,617          $   18,937     $   21,128
Interest and other income                                   11             23                 134            207
                                                    -----------    -----------         -----------    -----------
    Total revenues                                       6,350          5,640              19,071         21,335
                                                    -----------    -----------         -----------    -----------

Cost of products sold                                    4,677          4,247               13,707         15,769
Selling and administrative expenses                      1,789          1,386               5,142          5,209
Depreciation and amortization                               48             66                  143             205
Interest expense                                           241            271                 699             812
                                                    -----------    -----------         -----------    -----------
    Total costs and expenses                             6,755          5,970              19,691         21,995
                                                    -----------    -----------         -----------    -----------

Loss before income taxes
    and minority interest                                 (405)          (330)               (620)          (660)

Benefit from income taxes                                   -              -                   -              -
Minority interest                                            1              1                    2              2
                                                    -----------    -----------         -----------    -----------

    Net loss                                              (406)          (331)               (622)          (662)

Retained earnings (deficit) at beginning of period         (21)          (205)                198            129
Dividends on preferred stock                                (1)            (1)                 (4)            (4)
                                                    -----------    -----------         -----------    -----------

Retained deficit at end of period                   $     (428)    $     (537)         $     (428)    $     (537)

                                                    ===========    ===========         ===========    ===========

Net loss per share:

      Basic and diluted                             $     (.23)    $     (.19)         $     (.36)    $     (.39)
                                                    ===========    ===========         ===========    ===========

Weighted average common shares outstanding:

      Basic and diluted                                  1,746          1,721               1,731          1,724
                                                     ===========    ===========         ===========    ===========



The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                                           (Unaudited)
                                                        Nine Months Ended
                                                    --------------------------
                                                      July 31,       August 1,
                                                       1999            1998
                                                    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                          $     (622)    $     (662)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                          143            205
    Gain on sale of property, plant and equipment           (5)            (3)
    Deferred income taxes                                   -              -
    (Increase) decrease in:
      Accounts receivable, net                           1,755          2,208
      Inventories                                           (3)          (258)
      Prepaid expenses                                      18             36
      Property held for sale                              (763)            -
      Other assets                                          19             28

    Increase (decrease) in:
      Accounts payable, trade                               30           (533)
      Accrued salaries, wages and bonuses                 (215)          (261)
      Other accounts payable and accrued liabilities        85             75
      Income taxes payable                                  -             170
                                                    -----------    -----------
  Net cash provided by operating activities                442          1,005
                                                    -----------    -----------
Cash Flows From Investing Activities:
  Capital expenditures                                     (37)          (141)
  Proceeds from disposal of property, plant
    and equipment                                            5              3
                                                    -----------    -----------
  Net cash provided used for investing activities          (32)          (138)
                                                    -----------    -----------
Cash Flows From Financing Activities:
  Net borrowing under finance agreement                   (496)          (511)
  Proceeds from issuance of short-term obligations         437             -
  Proceeds from issuance of long-term obligations           37             52
  Payment on long-term obligations                        (398)          (416)
  Purchase of subsidiary stock from minority interests      (2)            -
  Repurchase of Company common stock                        -             (13)
  Proceeds from issuance of Company common stock            19             -
  Loans to shareholders, net of cash repayments             (3)            25
  Dividends paid on 7% cumulative preferred stock           (4)            (4)
                                                    -----------    -----------
  Net cash used for financing activities                  (410)          (867)
                                                    -----------    -----------
Net change in cash                                          -              -
Cash at beginning of year                                    1              1
                                                    -----------    -----------
Cash at end of third quarter                        $        1     $        1
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During 1998, the Company accepted 5,580 shares of its common stock as repayment of a loan to a shareholder of $13.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                        Nine Months Ended July 31, 1999


NOTE 1
------
A summary of the significant accounting policies of B.B. Walker Company and Subsidiary (the "Company") is presented on page 9 of its 1998 Annual Report to Shareholders. Users of financial information presented for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the financial results of the Company for the interim periods included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year.

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The results for the first nine months ended July 31, 1999 and August 1, 1998 each include thirty-nine weeks of operations. The third quarters for 1999 and 1998 each include thirteen weeks of operations.


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

Note 3
------
Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments, and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. FAS 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. At July 31, 1999, the Company does not have any items of other comprehensive income to report.

                              B.B. WALKER COMPANY
              Notes to Consolidated Financial Statements, Continued
                      Nine Month Period Ended July 31, 1999
Note 4
------
Long-term obligations consist of the following amounts (in thousands):

                                               (Unaudited)       (Audited)
                                                 July 31,       October 31,
                                                  1999              1998
                                               -----------      -----------
Notes payable to banks                         $    2,228       $    2,099
Notes payable to governmental authorities             534              567
Promissory notes payable to shareholders            1,183            1,203
                                                  -------          -------
                                                    3,945            3,869
Less portion payable within one year                2,867            2,566
                                                  -------          -------
                                               $    1,078       $    1,303
                                                  =======          =======

On April 6, 1999, the Company entered into a short-term loan agreement with a bank to finance the final payments due on two land parcels on which the Company was contracted to close on April 7, 1999 (see Note 6). As of July 31, 1999, the balance of this short-term borrowing due January 10, 2000 is $437,000, which is included in the portion payable within one year.

Note 5
------
Inventories are composed of the following amounts (in thousands):

                                               (Unaudited)      (Audited)
                                                  July 31,      October 31,
                                                   1999             1998
                                               -----------      -----------

     Finished goods                            $    6,187      $    5,167
     Work in process                                  745             945
     Raw materials and supplies                     2,731           3,548
                                                  -------         -------
                                               $    9,663      $    9,660
                                                  =======         =======


Note 6
------
In January 1999, the Company entered into a contract to sell its manufacturing facility in Asheboro, North Carolina, along with an adjacent piece of property. On February, 26, 1999, this contract was cancelled by the purchaser as permitted under provisions in the contract. As of July 31, 1999, the Company has invested $763,000 in property adjacent to its Asheboro manufacturing facility which is being held for sale.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


RESULTS OF OPERATIONS
---------------------
The following summarizes the results of operations for the Company for the third quarters and nine months ended July 31, 1999 and August 1, 1998:

                                         Third                  Nine
                                     Quarter Ended          Months Ended
                                  -------------------   -------------------
                                    July 31, August 1,   July 31,  August 1,
                                      1999     1998        1999      1998
                                  --------- ---------   --------- ---------
Net sales                            100.0%    100.0%      100.0%    100.0%
Cost of products sold                 73.8%     75.6%       72.4%     74.6%
                                     ------    ------      ------    ------
    Gross margin                      26.2%     24.4%       27.6%     25.4%

Selling and administrative
  expenses                            28.2%     24.7%       27.1%     24.7%
Depreciation and amortization           .8%      1.2%         .8%      1.0%
Interest expense                       3.8%      4.8%        3.7%      3.8%
Interest and other income              (.2%)     (.4%)       (.7%)    (1.0%)
                                     ------    ------      ------    ------
    Loss before income taxes
      and minority interest           (6.4%)    (5.9%)      (3.3%)    (3.1%)

Benefit from income taxes               -         -           -         -
Minority interest                       -         -           -         -
                                     ------    ------      ------    ------
    Net loss                          (6.4%)    (5.9%)      (3.3%)    (3.1%)
                                     ======    ======      ======    ======

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998
-------------------------------------------------
NET SALES
---------
Third quarter net sales in 1999 were $6,339,000, or $722,000 (12.9%) more than third quarter net sales in 1998 of $5,617,000. For the nine month period ended July 31, 1999, net sales were $18,937,000, a $2,191,000
(10.4%) decrease from the net sales of $21,128,000 in the comparable nine month period ended August 1, 1998.

The Company's sales include sales of footwear manufactured and wholesaled by the Company and sales from the Company's retail outlets. Footwear manufactured and wholesaled by the Company, which includes branded, private label and institutional sales, comprised 91.1% of net sales in the third quarter of 1999 and 89.4% of net sales in the third quarter of 1998.
Retail sales made up the remaining net sales of 8.9% in 1999 and 10.6% in 1998. For the comparable nine month periods, manufactured footwear comprised 91.6% of net sales in 1999 and 91.8% of net sales in 1998. The remaining net sales of 8.4% in 1999 and 8.2% in 1998 were sales from retail outlets.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


NET SALES, Continued
--------------------
Sales of branded footwear were $583,000 (15.4%) higher in the third quarter of 1999 when compared to the same period of 1998. For the nine month period, 1999 branded sales were $279,000 (2.1%) lower than 1998 branded sales. Pairs shipped were up 2.2% in the third quarter but down 5.5% for the nine month period. The year-to-date sales price per pair is up 3.6%. The changes in price per pair can be attributed to the fact that more of the Company's branded net sales are coming from its western styles that carry a higher price per pair than its work or outdoor styles. The third quarter increase in 1999 of branded sales is due primarily to the $915,000 in sales revenues associated with one of our customer's liquidation sales which was recorded this quarter.

Private label sales for the third quarter were up $98,000 (7.8%) in 1999 when compared to the same period in 1998. For the nine month period, 1999 private label sales were $1,450,000 (26.4%) lower than 1998 private label sales Pairs shipped were up 1.5% in the third quarter but down 21.1% for the nine month period. The year-to-date sales price is up 6.8%. The results of this division reflect the activity of several large accounts and are determined by the timing of shipments. In addition, one large contract for the manufacture of footwear has not been active in 1999 since the customer elected to move its requirements back to in-house production.

Other sales, which consist primarily of sales from the Company's retail outlets and sales to institutional customers, increased $51,000 (6.2%) in 1999 over the third quarter of 1998. However, in the first nine months of 1999, these sales decreased $404,000 (13.3%) from the prior year. Two-thirds of this decrease is attributable to lower institutional sales, as a significant contract with one customer ended when their business was awarded to an import footwear supplier. The two retail outlets have experienced increased competition from major discount retailers surrounding their locations.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


GROSS MARGIN
------------
For the third quarter of 1999 and 1998, the Company's gross margin as a percentage of sales was 26.2% and 24.4%, respectively. For the first nine months of the year, the Company's gross margin was 27.6% in 1999, an increase from the 25.4% in the same period a year ago. The Company's gross margin showed a 2.2% increase from the prior year primarily because of the sources from which net sales were derived. During the first nine months of 1999, 68.4% of net sales came from branded sales and 21.3% came from private label sales. For the comparable period in 1998, 62.7% of net sales were branded sales and 26.0% were private label sales. Since branded sales carry higher margins, an overall increase was expected. The manufacturing division also posted slightly improved operating results due to production efficiencies resulting from the welt and cement construction footwear being in separate facilities since late in fiscal year 1998. The Company's gross margin percentage continues to be impacted by competitive pressure at the retail level that requires that the Company remain competitive in the pricing and terms offered.

SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------
Selling and administrative expenses were $1,789,000 in the third quarter of 1999 as compared to $1,386,000 for the third quarter of 1998, a $403,000 (or 29.1%) increase. This increase is due primarily to the $363,000 in selling and administrative expenses related to the aforementioned liquidation sale for a customer. YTD selling and administrative expenses were $5,142,000 in 1999 compared to $5,209,000 in 1998, a decrease of $67,000 (or 1.3%). This YTD decrease would have been a more significant $430,000 (or 8.3%) were it not for the $363,000 in selling and administrative expenses incurred from the customer's liquidation sale which was finalized and recorded in July 1999. Management continues to emphasize controlling costs and improving operations in the selling and administrative areas.

INTEREST EXPENSE
----------------
Interest expense for the nine months ended July 31, 1999 was $699,000, or $113,000 lower than interest expense of $812,000 for the nine months ended August 1, 1998. For the third quarter, 1999 expense was $241,000, or $30,000 lower than 1998 expense of $271,000. This 11.1% decrease in interest expense can be attributed to a 0.50% drop in the interest rate and a lower average balance on outstanding loan advances under the revolving loan agreement. Other long-term debt carried lower balances in 1999 when compared to 1998, as the Company continues to amortize the debt according to each issue's respective terms. On April 6, 1999, the Company entered into a short-term loan agreement with a bank to finance the final payments due on two land parcels on which we were contracted to close by April 7, 1999 (see Potential Sale of Property section below). As of July 31, 1999, the Company had drawn down $437,000 of the $450,000 available from this loan agreement at FNB Prime + 1.50% (currently 9.50%). The maturity date is January 10, 2000.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


DEPRECIATION AND AMORTIZATION
-----------------------------
Depreciation and amortization was $143,000 in 1999 compared to $205,000 in 1998 for the first nine months of the year. In the third quarter, depreciation expense was $48,000 in 1999 compared to $65,000 in 1998. The Company continues to invest in capital assets only as necessary to maintain the current level of operations. With the low level of capital expenditures made in recent years, depreciation charges on fixed assets that are becoming fully depreciated are not being replaced, resulting in lower depreciation expense.


BENEFIT FROM INCOME TAXES
-------------------------
For the first nine months of 1999 and 1998, the Company recorded no benefit from income taxes. The Company evaluated the valuation allowance reserved against its deferred income tax asset at the end of the third quarter and determined that the net deferred income tax asset was appropriately recorded at its net realizable value.


NET LOSS
--------
The Company reported a net loss of $406,000 for the third quarter and a net loss of $622,000 for the first nine months of 1998. For the comparable periods of 1998, the Company had a net loss of $330,000 for the third quarter and a net loss of $662,000 for the nine month period. Although the liquidation sale for one of our customers resulted in a net operating loss of $53,000, the cash generated from the sale enabled the Company to to eliminate a significant past due receivable balance of $314,000 plus reduce a $300,000 note receivable on our books by $132,000. In addition, the Company was able to liquidate some of its slow-moving or obsolete inventory transferred to the two sale sites. At the end of July, YTD net loss as a percentage of net sales is 3.3% in 1999 compared to 3.1% in 1998.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company has funded substantially all of its working capital and capital expenditure requirements through borrowings under its finance agreement and other indebtedness. The revolving finance agreement provides flexibility to the Company as the availability of funds fluctuates with the seasonal needs of the Company. Generally, the Company's working capital needs are highest in the fourth fiscal quarter and lowest in the first fiscal quarter. With its revolving finance agreement, the Company finances its accounts receivable and inventories, paying interest at a variable rate (prime plus 1.5%, or 9.5%, at July 31, 1999). The Company had outstanding advances of $6,389,000 at July 31, 1999 and an additional $151,000 available under the agreement.

As was previously reported in the second quarter of 1999, the Company purchased four land parcels which are adjacent to the Asheboro manufacturing facility (see Potential Sale of Property section below).
No additional funds for land parcels were spent in the third quarter of 1999. The $737,000 spent during the second quarter of 1999 for this land being held for sale is classified as a current asset on the balance sheet at July 31, 1999. These acquisitions were financed by $437,000 short-term loan with a bank (see Interest Expense section above), with the balance of $300,000 out of the Company's financing agreement. The Company continues to rely on the revolving finance agreement to provide working capital, and management anticipates that the revolving finance agreement will continue to provide the necessary liquidity to fund its daily operations going forward.

Under the Company's financing agreement with the bank, the amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. The credit line available under the agreement is a maximum of $8,000,000. In addition, the sublimit for inventory, the maximum advances that can be taken against inventory under the revolving credit agreement, is $4,000,000. The Company signed an amendment to the credit agreement during the third quarter of 1999 that extended the revolving credit maturity date to December 31, 1999. The revolving credit agreement was set to expire on June 30, 1999. The Company must also meet certain restrictive financial covenants that were amended effective December 29, 1998 and for periods thereafter. The covenants require the satisfaction of certain financial tests and the maintenance of certain financial ratios as defined in the agreement. At July 31, 1999, the Company was in technical default of its inventory turnover covenant. How-ever, management believes that this is a temporary situation, and that the Company will be in full compliance by fiscal year ending October 30, 1999.

In addition to the revolving credit facility, the financing agreement also provided a $3,000,000 term loan that was used to repay an existing mortgage note payable to a bank. At July 31, 1999, the balance of the term loan is approximately $1,597,000, and it bears interest at the bank's prime rate plus 1.50% (9.50% at July 31, 1999).

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

The Company made only minimal capital expenditures during the past five years. The Company made significant upgrades to its equipment and facilities in 1993 and 1994. Because of cash flow considerations and restrictions under the finance agreement, the Company has only been making capital expenditures to maintain current levels of operations during the past five years. Funding for capital expenditures, other than the acquisition of the Somerset, Pennsylvania facility in July 1994, has primarily come from the available balance on the finance agreement and cash from operations. Net working capital, which consists primarily of accounts receivable and inventories less current liabilities, was $3,500,000 at July 31, 1999 and $7,157,000 at October 31, 1998. The
ratio of current assets to current liabilities was 1.25 to 1 at July 31, 1999 compared to 1.46 to 1 at October 31, 1998.



FINANCIAL CONDITION
-------------------

ACCOUNTS RECEIVABLE
-------------------
Accounts receivable were $5,402,000 at July 31, 1999 compared to $7,157,000 at October 31, 1998, a decrease of $1,755,000. Trade receivables are historically at their highest point at the end of the fourth quarter because of the heavy sales volume related to Christmas buying by retailers. This 24.5% decrease in accounts receivable is also related to the 10.4% decrease in YTD sales.

INVENTORIES
-----------
Inventories were $9,663,000 at July 31, 1999, an increase of $3,000 from the inventories held at October 31, 1998 of $9,660,000. Finished goods increased $1,020,000, while raw materials and work in process decreased $817,000 and $200,000, respectively. The Company continues to focus on improving turns in inventory and improving the efficiency of raw material procurement.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


BORROWINGS UNDER FINANCE AGREEMENT
----------------------------------
The balance outstanding under the finance agreement was $6,389,000 at July 31, 1999 compared to $6,885,000 at October 31, 1998, a decrease of $496,000, or 7.2%. The decrease can be attributed to the cash applied against the outstanding balance from collections of accounts receivable which were down $1,474,000 in the first nine months of 1999 and better management of raw material inventories.

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

In January 1998, the ISPM completed an identification of those IT systems which would require detailed program changes to be Y2K compliant. An employee programmer already familiar with the Company's computer system has been assigned full-time to modify those identified programs. Program changes and testing are made in a test directory specifically created for the Y2K modifications so that there are no conflicts with live data. When testing is completed for a system, files are then converted, and modified programs are copied to live directories on a weekend when no users are on the system. The Company's current timetable anticipates completion of all conversions, necessary testing, and full implementation by September 30, 1999, with the exception of the in-house payroll system. Although all of the payroll program conversions have been made, the new payroll system has not been installed. It is expected that the converted payroll system will not be installed until October 15, 1999, when the final review of the parallel test period ending September 30, 1999 (end of the third calendar quarter) is completed.

At this time, the Company has not deemed it necessary to develop contingency plans for any of the applications being converted; however, the Company will continue to assess this and will develop contingency plans for any applications not converted and operating by September 30, 1999.

With respect to Electronic Data Interchange ("EDI") applications, a Company manager with extensive computer experience is assessing the Company's impact from four customers who transmit orders via EDI. All but three of these customers utilize a third-party EDI service bureau, while the fourth one (the Company's largest customer) changed from being an internal EDI user to an external user in June 1999. No significant EDI transmission problems are anticipated.

With regard to non-IT systems, the Company's phone and security systems are both Y2K compliant. The Company is in the process of assessing personal computers and manufacturing machines that are not Y2K compliant, especially those with programs that involve stitching patterns on western boots. Major suppliers to the Company have been contacted by questionnaire, and the Company has received confirmations of either Y2K compliance or a timetable to be compliant from such suppliers. The Company has also contacted its major customers by questionnaire to assess their status with regard to the Y2K issue. Contingency plans will be developed for any significant suppliers or customers that are not Y2K compliant by September 30, 1999, or earlier if the Company becomes aware that such entities may not be Y2K compliant in a timely manner.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


It is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities required in the future. The required code changes, testing, and implementation necessary to address the Y2K issue are expected to cost approximately $115,000, and the Company has incurred approximately $85,000 through July 31, 1999. The Company estimates that it is approximately 90% complete with the efforts required to be Y2K compliant. These estimates and projections are subject to change as work continues.

Even though the Company's Y2K plan should adequately address the Y2K issue, there can be no assurance that unforeseen difficulties will not arise. If the Company does not identify and fix all Y2K problems, or if a major supplier or customer is unable to adequately address its Y2K issue, the Company's results of operations or financial condition could be materially impacted.


NEW ACCOUNTING STANDARDS
------------------------
Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments, and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. FAS 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. At July 31, 1999, the Company does not have any items of other comprehensive income to report.

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

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
------       --------------------------------
(a)   Exhibits Filed:


      (4)(c)(13) Seventh Amendment to the Credit Agreement between B.B.
                 Walker Company and Mellon Bank, N.A., dated June 30, 1999

      (27) Financial Data Schedule for the Third Quarter ended July 31, 1998


(b)   Reports on Form 8-K:

      NONE


                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     B.B. Walker Company


     Date  September 13, 1999        KENT T. ANDERSON
           ------------------        -------------------
                                     Kent T. Anderson
                                     Chairman of the Board, Chief
                                     Executive Officer and President




     Date  September 13, 1999        CAREY M. DURHAM
           ------------------        ------------------
                                     Carey M. Durham
                                     Vice President and
                                     Chief Financial Officer