Form 10-K
period 1999-10-30
WALKER B B CO
filed 2000-02-08
CIK 104218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               ------------------------------------------------
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-K
                                   ---------
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED OCTOBER 30, 1999

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

On January 28, 2000, the aggregate market value of voting stock held by non-affiliates was approximately $1,964,198.

On January 28, 2000, 1,745,954 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of the Company for the year ended October 30, 1999 are incorporated herein by reference in Parts II and
IV. Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 20, 2000 are incorporated by reference in
Part III.


The Exhibit Index is on Pages F-3 and F-5.

                              B.B. WALKER COMPANY
                         1999 FORM 10-K ANNUAL REPORT

                               Table of Contents


                                    PART I
                                                                     Page No.

Item 1.     Business                                                      1

Item 2.     Properties                                                    7

Item 3.     Legal Proceedings                                             8

Item 4.     Submission of Matters to a Vote of Security Holders           8

            Executive Officers of the Company                             8


                                    PART II

Item 5.     Market for the Registrant's Common Stock and
              Related Stockholder Matters                                 9

Item 6.     Selected Financial Data                                       9

Item 7.     Management's Discussion and Analysis of the
              Results of Operations and Financial Condition               9

Item 8.     Financial Statements and Supplementary Data                   9

Item 9.     Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure                      9


                                    PART III

Item 10.    Directors, Executive Officers, Promoters and
              Control Persons of the Registrant                          10

Item 11.    Executive Compensation                                       10

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                             10

Item 13.    Certain Relationships and Related Transactions               10


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                        10


Exhibit Index                                                    F-3 to F-5

B.B. Walker Company
1999 Form 10-K

                                    PART I

ITEM 1.  BUSINESS

GENERAL

B.B. Walker Company, (the "Company") was incorporated in North Carolina on October 15, 1952. The Company designs, manufactures and markets complete lines of moderately-priced, value-oriented western and work/outdoor boots and shoes for men and women. The majority of the Company's products are sold under its proprietary brand names, with the remainder sold under major retailers' private labels and on contract to other footwear manufacturers.
The Company markets its product primarily to wholesale customers in the United States, but it also serves customers in Canada, Japan and Europe
The Company has one subsidiary, Bender Shoe Company ("Bender"), which is wholly-owned. Bender is located in Somerset, Pennsylvania and principally manufactures footwear with welt construction. In addition, the Company operates two retail shoe outlets which carry a wide assortment of footwear, including other footwear companies' brands, accessories, and footwear care products. The Company's business is separated into two divisions, wholesale and retail. Footwear manufactured and wholesaled by the Company, which includes branded, private label and institutional sales, comprised 91.6% of net sales in 1999, 91.8% of net sales in 1998, and 92.0% of net sales in 1997. The remaining 8.4%, 8.2%, and 8.0% of net sales in fiscal 1999, 1998, and 1997, respectively, were sales from the Company's retail outlets.

Revenues for 1999 decreased $2,917,000 (or 10.1%) from 1998. Although the Company showed a $122,000 (or 0.9%) increase in sales of western footwear in 1999, it was not enough to overcome the $2,325,000 (or 20.9%) decrease in work/ outdoor shoe shipments. This deterioration in revenues was due primarily to the current import penetration of 95% of the U.S. footwear market, which has made it easier for other companies to enter the work shoe market. This has resulted in a proliferation of brands full of low-priced imports adversely affecting business. Due to this increased competition, the Company has been forced to rethink its approach to the work shoe business and take action to preserve its position in the industry. Accordingly, the Company dramatically reduced its manufacturing operation in the Asheboro, North Carolina plant and increased its use of imported goods. Introduced by the Company in fiscal 1999, a line of work shoes manufactured in Mexico will begin shipment early in calendar 2000. The combined.sales of the Company's two retail outlets declined $197,000 (or 8.3%) due to increased competition from major discount retailers surrounding the retail outlets.

In spite of 1999's decrease in net sales, a positive note is that gross margin as a percentage of sales increased from 25.4% in 1998 to 28.1% in 1999. This 2.7% increase was due primarily to improved operations from the welt and cement construction footwear being produced in separate locations since late in fiscal 1998. This improvement allowed our loss from operations to be reduced $145,000 (or 19.7%) from $736,000 in 1998 to $591,000 on 1999.

In December 1999, the Company received an attractive offer to sell all of its approximately 26 acres of real property in Asheboro, North Carolina. This land is in one of the prime commercial sections of Randolph County. The Company entered into a contract on February 4, 2000. Under this contract, the purchaser has until August 2, 2000 to examine the suitability of the property for its needs. At the end of this 180 day period, the purchaser may extend the examination period for two additional 90 day periods. At the end of the examination period, the contract may be terminated by the purchaser without further obligation to the Company. Accordingly, there can be no assurances that the sale of the Asheboro, North Carolina property will be consummated or, if consummated, that such sale will occur in the Company's fiscal year 2000. While there will be costs associated with relocating the Asheboro operations, the Company has taken steps to limit the effects of these matters and does not expect the relocation to have a material adverse effect on the operations of the Company.

B.B. Walker Company
1999 Form 10-K

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


PRIVATE LABEL FOOTWEAR

The Company manufactures shoes for large retailers and other footwear manufacturers under contract. Most of the private label products consist of work/outdoor footwear, although the Company is actively pursuing new customers of its western private label products. The significant customers in this division consist of large national retail chains, specialty catalog retailers, and large wholesalers. In addition, this division serves several accounts overseas, primarily in Europe and Japan.

B.B. Walker Company
1999 Form 10-K

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


MANUFACTURING

The Company operates two manufacturing facilities, in Asheboro, North Carolina and in Somerset, Pennsylvania. As of the fourth quarter of 1998, the Asheboro plant produces only cement-constructed footwear while the Somerset plant manufactures only welt-constructed footwear. The Company has entered into an Agreement for Purchase and Sale of Real Property located in Asheboro, North Carolina, dated as of February 4, 2000 (see previous discussion in Item 1 under GENERAL).

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

B.B. Walker Company
1999 Form 10-K


The Company markets its products primarily to wholesale customers in the United States, but also provides footwear to customers in Canada, Japan and Europe. The Company has approximately 2,600 active accounts. The Company's salesmen are offered special incentives for opening new accounts. A majority of the customer base is made up of small retail chains and independent retail outlets, which have been adversely affected by the larger retail chains.
One customer accounted for approximately 12% of net sales in 1999 and 1998, and 10% in 1997. Historically, the largest ten customers account for less than 30% of net sales. The Company does not feel that a single customer or group of customers comprise a significant portion of operations or exert significant influence over the Company.


DISTRIBUTION

The Company's footwear is distributed nationally from its warehouse in Asheboro, North Carolina. The Company ships its finished goods with its own fleet of trucks and trailers leased from a third party carrier or uses a parcel delivery service and common carriers when cost effective or requested by the customer. The Company's trucks deliver goods to large customers, as well as to trucking terminals for subsequent delivery to customers by local or cartage carriers. On the back haul, the trucks generally pick up raw materials from suppliers for delivery to the Company's warehouse at its Asheboro facility.


COMPETITION

The Company operates in a highly competitive industry. Competition comes from numerous domestic manufacturers of footwear, as well as imports, particularly from China and Mexico. With the North American Free Trade Agreement ("NAFTA") and the General Agreement on Trade and Tariffs ("GATT"), foreign competition has easier access to the United States markets. The growth in footwear imports, particularly in the work/outdoor markets, has led the Company to increase its use of imports. Introduced by the Company in fiscal 1999, a line of work shoes manufactured in Mexico will begin shipments early in calendar 2000.

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


RAW MATERIAL AND FINISHED GOODS INVENTORIES

Each of the Company's footwear styles has different raw material requirements and is produced in numerous sizes and widths. The Company maintains its inventories of raw materials at both its Asheboro and Somerset facilities.
To the extent practicable, the Company strives to support customers by maintaining the Company's most popular branded products in stock and by shipping products quickly to meet customer delivery requirements, with timely notification to customers of unavoidable delays in delivery. Because of the large number of variations in sizes and widths for each style, the Company continues to develop enhancements to its inventory control system and production planning process to ensure adequate stock levels are maintained and to minimize delivery time for out-of-stock items.

B.B. Walker Company
1999 Form 10-K

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

The Company's principal raw materials are leather, rubber and composition-based heels and soles, and fiber based items, such as insoles. The Company purchases its raw materials from numerous suppliers, the majority of which are domestic. The Company is not dependent on any one supplier for raw materials. While the Company expects that supplies of raw materials will continue to be readily available as needed for the Company's operations, the price of some of the components of its products, primarily leather, has exhibited volatility in the past, and some price volatility can be anticipated in future years. The supply of leather and other raw materials was adequate in fiscal 1999.


SEASONALITY

The Company experiences significant seasonal fluctuations in net sales because consumers purchase a large percentage of the Company's products from September through December. As a result, retail dealers of the Company's products generally request delivery of products from June through October for advance orders and from October through December for restocking orders. Accordingly, inventory levels are highest during June and July and accounts receivable levels are highest during October through December. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years.


BACKLOG

Backlog records are maintained based on orders for pairs of footwear, rather than in terms of dollars. The backlog fluctuates on a seasonal basis, reaching higher levels in the spring and summer months when retailers buy for fall selling. At October 30, 1999, the backlog for orders believed to be firm was 38,989 pairs, as compared to 65,289 pairs as of October 31, 1998.
One of the reasons for this backlog decrease is the general softness in the retail footwear environment, as evidenced by the 22.4% sales decrease from 1998 to 1999. The backlog at a particular time is affected by a number of factors, including seasonality and scheduled date of manufacture and delivery. Private label and export orders often have significant lead times. Therefore, a comparison of the Company's backlog from period to period may not be meaningful and may not be indicative of future sales.

Advance private label and export orders provide the Company with a stable work flow which complements orders for branded footwear. The Company attempts to ship orders for branded products from inventory as they are received. Thus, the backlog of branded products only reflects orders that were not immediately filled from inventory and does not accurately predict the mix of future sales. All orders at October 30, 1999 are expected to be filled during the current fiscal year.


INTELLECTUAL PROPERTY

The Company owns federal trademark registrations for many of its marks, including ABILENE[REGISTERED], SAGE[REGISTERED], GOLDEN RETRIEVER [REGISTERED], DURATUFF[REGISTERED], WALKER FOOTWEAR THAT WORKS[REGISTERED], SAFETY FIRST[REGISTERED], AIR RIDE[REGISTERED], COMFORT SYSTEM[REGISTERED], and EASY COMFORT SYSTEM[REGISTERED]. The Company's trademarks are valuable assets. Therefore, it is the policy of the Company to pursue registration of its trademarks whenever possible and to defend its trademarks from infringement. There are no patents, licenses, franchises or concessions that are material to the operations of the Company.

B.B. Walker Company
1999 Form 10-K


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


EMPLOYEES

The Company and its subsidiary employed 350 persons as of October 30, 1999, 139 at the Asheboro, North Carolina facility and 211 at the Somerset, Pennsylvania facility. Of these individuals, 270 were engaged in manufacturing and 80 in administrative, sales, and transportation functions. Substantially all of the Company's employees were employed on a full-time basis. None of the Company's employees are covered by collective bargaining agreements and the Company believes its relations with its employees are good.


READINESS FOR YEAR 2000 COMPLIANCE

In November 1997 the Company initiated a program to minimize the risk of potential disruption from the "Year 2000 ('Y2K') problem." This problem was a result of computer programs having been written using two digits (rather than four) to define the applicable year. Any information technology ("IT") systems having time-sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extended to "non-IT" systems; that is, operating and control systems that rely on embedded chip systems. In addition, like every other business enterprise, the Company would be at risk from Y2K failures on the part of its major business counterparts, including suppliers, distributors, and manufacturers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation, and communications.

The Company began developing a plan in November 1997 to resolve the Y2K issues that are reasonably within its control. These efforts were being coordinated through the Company's data processing department and chaired by the information systems programming manager ("ISPM"). With respect to the Company's Y2K efforts, the ISPM reported periodically to the Company's president, who in turn updated the Audit Committee of the Board of Directors.

In January 1998, the ISPM completed an identification of those IT systems which would require detailed program changes to be Y2K compliant. An employee programmer already familiar with the Company's computer system was assigned full-time to modify those identified programs. Program changes and testing were made in a test directory specifically created for the Y2K modifications so that there were no conflicts with live data. When testing was completed for a system, files were then converted, and modified programs were copied to live directories on a weekend when no users were on the system.

B.B. Walker Company
1999 Form 10-K


With regard to non-IT systems, the Company's phone and security systems were both Y2K compliant as of October 30, 1999. Major suppliers to the Company had been contacted by questionnaire, and the Company had received confirmations of either Y2K compliance or a timetable to be compliant from such suppliers. The Company had also contacted its major customers by questionnaire to assess their status with regard to the Y2K issue. Contingency plans would be developed for any significant suppliers or customers that are not Y2K compliant by December 15, 1999, or earlier if the Company became aware that such entities would not be Y2K compliant in a timely manner.

It is important to note that the description of the Company's efforts necessarily involved estimates and projections with respect to activities required in the future. The required code changes, testing, and implementation necessary to address the Y2K issue were expected to cost approximately $115,000, and the Company had incurred approximately $110,000 through October 30, 1999. As of that date, the Company estimated being approximately 99% complete with the efforts required to be Y2K compliant.

Subsequent to fiscal year ended October 30, 1999, the Company completed its final Y2K system testing on December 10, 1999. When January 1, 2000 passed, the Y2K costs had not exceeded the project budget of $115,000. Now well into January 2000, the Company believes it has successfully avoided any significant disruption from any Y2K issues relating to the new century rollover. Therefore, no contingency plans appear to be necessary, but the Company will continue to monitor all critical systems for the appearance of delayed complications or disruptions, problems relating to the leap year, and problems encountered through suppliers, customers, and other third parties with whom the Company deals. Although these and other unanticipated Y2K issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to anticipate the extent of impact at this time.


FORWARD-LOOKING STATEMENTS

The foregoing discussion contains some forward-looking statements about the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking state-ments, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

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


ITEM 2.  PROPERTIES

As of October 30, 1999, the Company and its subsidiary utilized an aggregate of approximately 355,000 square feet of floorspace in various facilities, all of which are in service and are adequate for the operations performed. Substantially all of the Company's property, including its facilities and inventories, are insured on a replacement value basis.

B.B. Walker Company
1999 Form 10-K

The Company and its subsidiary, Bender Shoe Company, operate manufacturing and warehousing facilities as follows:

Asheboro, North Carolina - This location on 414 East Dixie Drive, Asheboro, North Carolina contains the manufacturing facility for footwear with cement construction, as well as the administrative offices of the Company. The Company uses 281,857 square feet of space in one building on approximately
26 acres of land. The premises are used for manufacturing, shipping, warehousing, administration, and a retail outlet store. Paved parking and truck loading areas are maintained. The premises owned in fee are subject to an existing lien under a deed of trust in favor of Mellon Bank, N.A. The Company has entered into an Agreement for Purchase and Sale of Real Property located in Asheboro, North Carolina, dated as of February 4, 2000 (see previous discussion in Item 1 under GENERAL).

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


ITEM 3.  LEGAL PROCEEDINGS

(a) From time to time, the Company is a defendant in legal actions involving claims arising in the normal course of business. In management's opinion, after consultation with counsel and a review of the facts, the liabilities, if any, resulting from such legal proceedings currently pending will not have a material effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


EXECUTIVE OFFICERS OF THE COMPANY

The names, ages and positions of the executive officers of the Company as of October 30, 1999 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors at the Annual Meeting of the Board of Directors convened immediately following the Annual Meeting of the Shareholders. Executive officers serve until the next annual meeting of the Directors and until their successors are elected and qualified.

    Executive Officer (Age)             Position and Office
    -----------------------             -------------------
    Kent T. Anderson (57)               Chairman (1992), President (1984) and
                                        Chief Executive Officer (1986)  (1)

    French P. Humphries (59)            Executive Vice President (1995)  (2)

    Carey M. Durham (48)                Chief Financial Officer (1998)  (3)

 (1) Officer is also a director of the Company.

B.B. Walker Company
1999 Form 10-K


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



                                    PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is found under the heading "Stock Prices" on page 41 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) for the year ended October 30, 1999 and is incorporated herein by reference. The Company had 1,163 shareholders of record at January 28, 2000.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is reported on page 28 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) under the heading "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this Item is on pages 29 through 40 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is reported on pages 1 through 41 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) and is incorporated herein by reference.


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

B.B. Walker Company
1999 Form 10-K


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement.

Information concerning the Company's executive officers required by this Item is incorporated herein by reference to Part I of this Form 10-K on Page 8, under the caption "Executive Officers of the Company".


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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this Form 10-K:

     (1) Financial Statements - The following consolidated financial statements of the Company are incorporated herein by reference to pages 4 through 27 of the Annual Report to Shareholders:

         (a) Consolidated Statements of Income (Loss) for the fiscal years ended October 30, 1999, October 31, 1998, and November 1, 1997.

         (b) Consolidated Balance Sheets at October 30, 1999 and October 31,
             1998.

         (c) Consolidated Statements of Cash Flows for the fiscal years ended October 30, 1999, October 31, 1998, and November 1, 1997.

         (d) Consolidated Statements of Shareholders' Equity for the fiscal years ended October 30, 1999, October 31, 1998, and November 1, 1997.

         (e) Notes to Consolidated Financial Statements

         (f) Report of Independent Accountants

     (2) Financial Statement Schedule - The following supplementary consolidated financial statement schedule of the Company is filed as part of this Form 10-K and should be read in conjunction with the Annual Report to Shareholders:

          Schedule                                                 Page
          --------                                                 ----
             II      Valuation and Qualifying Accounts              F-2

B.B. Walker Company
1999 Form 10-K

          The reports of the Company's independent public accountants with respect to the above described financial statements and financial statement schedules appear on page 27 of the Annual Report to Shareholders and on page F-1 of this report, respectively, and are incorporated herein by reference.

          All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.


(B) No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1999.


(C) A listing of exhibits is incorporated herein by reference to the Index to Exhibits on pages F-3 through F-5.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         B.B. WALKER COMPANY (Registrant)

                                         By:  DOROTHY W. CRAVEN
                                              ---------------------
                                              Dorothy W. Craven
Date:  February 08, 2000                      Corporate Secretary
       -----------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

            Signature                                 Title
            ---------                                 -----

Principal Executive Officer:

KENT T. ANDERSON          2/08/2000     Chairman of the Board, Chief Executive
------------------        ---------     Officer and President
Kent T. Anderson            Date

Principal Financial and Accounting Officer:

CAREY M. DURHAM           2/08/2000     Vice President/Chief Financial Officer
------------------        ---------
Carey M. Durham             Date


                               BOARD OF DIRECTORS

KENT T. ANDERSON           2/08/2000          EDNA A. WALKER        2/08/2000
------------------         ---------          ----------------      ---------
Kent T. Anderson             Date             Edna A. Walker          Date
Chairman

ROBERT L. DONNELL, JR.     2/08/2000          MICHAEL C. MILLER     2/08/2000
------------------------   ---------          -------------------   ---------
Robert L. Donnell, Jr.       Date             Michael C. Miller       Date

JAMES P. McDERMOTT         2/08/2000          GEORGE M. BALL        2/08/2000
--------------------       ---------          ----------------      ---------
James P. McDermott           Date             George M. Ball          Date

B.B. Walker Company
1999 Form 10-K



                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE
                       ---------------------------------

To the Board of Directors and Shareholders of B.B. Walker Company

Our audits of the consolidated financial statements referred to in our report dated December 3, 1999 appearing on page 27 of the 1999 Annual Report to Shareholders of B.B. Walker Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(A) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP
--------------------------
PricewaterhouseCoopers LLP
Greensboro, North Carolina
December 3, 1999

B.B. Walker Company
1999 Form 10-K


                              B.B. WALKER COMPANY               Schedule II
                                                                -----------
                       VALUATION AND QUALIFYING ACCOUNTS


                  Balance at  Charged to  Charged to
                  Beginning   Costs and     Other                  Balance at
  Description      of Year    Expenses     Accounts   Deductions  End of Year
  -----------     ----------  ----------  -----------  ----------  ----------

Allowance for Doubtful Accounts:

October 30, 1999  $ 557,000     199,000        -        231,000   $  525,000
                  ==========  ==========  ===========  =========  ===========
October 31, 1998  $ 503,000     453,000        -        399,000   $  557,000
                  ==========  ==========  ==========  ==========  ===========
November 1, 1997  $ 742,000     267,000        -        506,000   $  503,000
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

Page Number or
Exhibit                                                    Incorporation By
Number             Description                               Reference To
-------            -----------                               ------------

(4)(c)(13)Seventh Amendment to the Credit Agreement     Exhibit (4)(c)(13)
          dated June 30, 1999 between B.B. Walker       Form 10-K for the
          and Mellon Bank, N.A.                         third quarter ended
                                                        July 31, 1999

(4)(c)(14)Eighth Amendment to the Credit Agreement      Exhibit (4)(c)(14)
          dated December 30, 1999 between B.B. Walker   Form 10-K for the
          and Mellon Bank, N.A.                         fiscal year ended
                                                        October 30, 1999

(4)(c)(15)Ninth Amendment to the Credit Agreement       Exhibit (4)(c)(15)
          dated January 26, 2000 between B.B. Walker    Form 10-K for the
          and Mellon Bank, N.A.                         fiscal year ended
                                                        October 30, 1999

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

(10)(h)    Agreement for Purchase and Sale of Real      Exhibit (10)(h) to
           Property located in Asheboro, North          Form 10-K for the
           Carolina, between B.B. Walker Company        fiscal year ended
           and MART Acquisition, Inc.                   October 30, 1999
           dated February 4, 2000

  (11) Computation of earnings per share amounts are explained in Note 1 to the Consolidated
       Financial Statements in the Annual Report to
       Shareholders for the fiscal year ended
       October 30, 1999, which is Exhibit 13 to this filing

  (13) Annual Report to Shareholders for the fiscal     Filed herewith as
       year ending October 30, 1999                     Exhibit (13)

  (22) Subsidiaries of the Registrant                   Filed herewith as
                                                        Exhibit (22)

  (27) Summary Financial Information Schedule           Filed herewith as
                                                        Exhibit (27)