Form 10-Q
period 2000-01-29
WALKER B B CO
filed 2000-03-10
CIK 104218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
                                   ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FIRST QUARTER ENDED JANUARY 29, 2000


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

On March 6, 2000, 1,745,954 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.


                                      Cover



                              B.B. WALKER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                (Unaudited)       (Audited)
                                                January 29,       October 30,
               Assets                              2000              1999
               ------                           -----------       -----------

Cash                                            $        1        $        1
Accounts receivable, less allowance
  for doubtful accounts of $576 in
  2000 and $525 in 1999                              4,048             6,471
Inventories                                          8,443             9,210
Prepaid expenses                                       481               471
Property held for sale                                 803               803
Deferred income tax benefit, current                 1,039             1,039
                                                   -------           -------
    Total current assets                            14,815            17,995

Property, plant and equipment, net of
  accumulated depreciation and amortization
  of $6,717 in 2000 and $6,690 in 1999               1,427             1,467
Other assets                                           130               130
                                                   -------           -------
                                                $   16,372        $   19,592
                                                   =======           =======

                                                                  (Continued)
                                       1


                              B.B. WALKER COMPANY
                    CONSOLIDATED BALANCE SHEETS, Continued
                                (In thousands)


                                                (Unaudited)       (Audited)
                                                January 29,       October 30,
  Liabilities and Shareholders' Equity             2000              1999
  ------------------------------------          -----------       -----------

Borrowings under finance agreement              $    5,251        $    7,113
Current portion of long-term obligations             2,600             1,118
Accounts payable, trade                              3,008             3,518
Accrued salaries, wages and bonuses                    182               368
Other accounts payable and accrued liabilities         517               471
Income taxes payable                                   182               182
                                                   -------           -------
    Total current liabilities                       11,740            12,770
                                                   -------           -------

Long-term obligations                                1,128             2,726
Minority interests in consolidated subsidiary           31                31

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 2000 and 1999                    83                83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,745,954 shares in 2000 and
    1,745,954 in 1999 issued and outstanding         1,746             1,746
  Capital in excess of par value                     2,712             2,712
  Retained earnings (deficit)                         (997)             (400)
  Shareholders' loans                                  (71)              (76)
                                                   -------           -------
    Total shareholders' equity                       3,473             4,065
                                                   -------           -------
                                                $   16,372        $   19,592
                                                   =======           =======


The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                              B.B. WALKER COMPANY
                        CONSOLIDATED STATEMENTS OF LOSS
                     (In thousands, except per share data)

                                                            (Unaudited)
                                                           First Quarter
                                                               Ended
                                                     ------------------------
                                                     January 29,   January 30,
                                                        2000          1999
                                                     -----------   -----------

Net sales                                            $    4,975    $    6,123
Interest and other income                                    17           117
                                                        -------       -------
  Total revenues                                          4,992         6,240
                                                        -------       -------

Cost of products sold                                     3,741         4,511
Selling and administrative expenses                       1,562         1,677
Depreciation and amortization                                40            47
Interest expense                                            244           233
                                                        -------       -------
  Total costs and expenses                                5,587         6,468
                                                        -------       -------
Loss before income taxes and
  minority interest                                        (595)         (228)
Benefit from income taxes                                    -             -
Minority interest                                            (1)           (1)
                                                        -------       -------
  Net loss                                                 (596)         (229)

Retained earnings, beginning of quarter                    (400)          198
Dividends on preferred stock                                 (1)           (1)
                                                        -------       -------
Retained earnings, end of quarter                    $     (997)   $      (32)
                                                        =======       =======

Net loss per share:
  Basic                                              $     (.34)   $     (.13)
                                                        =======       =======
  Diluted                                            $     (.34)   $     (.13)
                                                        =======       =======
Weighted average common shares outstanding:
  Basic                                                   1,746         1,722
                                                        =======       =======
  Diluted                                                 1,746         1,722
                                                        =======       =======


The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                              B.B. WALKER COMPANY
                      CONSOLIDATED CASH FLOWS STATEMENTS
                                (In thousands)
                                                            (Unaudited)
                                                           First Quarter
                                                               Ended
                                                     ------------------------
                                                     January 29,   January 30,
                                                        2000          1999
                                                     -----------   -----------
Cash Flows From Operating Activities:
  Net loss                                           $     (596)   $     (229)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                            40            47
    Gain on sale of fixed assets                            (13)           -
    (Increase) decrease in:
      Accounts receivable, net                            2,423         1,559
      Inventories                                           767           564
      Prepaid expenses                                      (10)           82
      Other assets                                            -            (5)
    Increase (decrease) in:
      Accounts payable, trade                              (510)         (640)
      Accrued salaries, wages and bonuses                  (186)         (191)
      Other accounts payable and accrued liabilities         46            75
                                                        -------       -------
  Net cash provided by operating activities               1,961         1,262
                                                        -------       -------

Cash Flows From Investing Activities:
    Capital expenditures                                     -            (31)
    Proceeds from disposal of fixed assets                   13            -
    Purchase of property held for sale                       -             -
                                                        -------       -------
  Net cash used for
    investing activities                                     13           (31)
                                                        -------       -------
Cash Flows From Financing Activities:
  Net payments  under finance agreement                  (1,862)       (1,145)
  Proceeds from issuance of long-term obligations            25            10
  Payment on long-term obligations                         (141)         (103)
  Proceeds from issuance of common stock                      -             4
  Loans to shareholders, net of repayments                    5             4
  Dividends paid on 7% cumulative preferred stock            (1)           (1)
                                                        -------       -------
  Net cash used for financing activities                 (1,974)       (1,231)
                                                        -------       -------

Net change in cash                                         -             -
Cash at beginning of year                                     1             1
                                                        -------       -------
Cash at end of quarter                               $        1    $        1
                                                        =======       =======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                              B.B. WALKER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1
------
A summary of the Company's significant accounting policies is presented on page 9 of its 1999 Annual Report to Shareholders. Users of financial information presented for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results.

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

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The results for the first quarters ended January 29, 2000 and January 30, 1999 each include thirteen weeks of operations.



Note 2
------
Basic earnings per share (EPS) is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares out-standing for the year. In arriving at income (loss) available to common shareholders, preferred stock dividends of $1,449 were deducted in each quarter presented. Diluted EPS reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.



Note 3
------
Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments, and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. FAS 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. At January 30, 2000, the Company does not have any items of comprehensive income to report.


                              B.B. WALKER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Note 4
------
Long-term obligations consist of the following amounts (in thousands):

                                               (Unaudited)       (Audited)
                                               January 29,       October 30,
                                                  2000              1999
                                               -----------       -----------
Notes payable to banks                         $    2,049        $    2,160
Notes payable to governmental authorities             511               522
Promissory notes payable to shareholders            1,168             1,162
                                                  -------           -------
                                                    3,728             3,844
Less portion payable within one year                2,600             1,118
                                                  -------           -------
                                               $    1,128        $    2,726
                                                  =======           =======


Note 5
------
Inventories are composed of the following amounts (in thousands):

                                               (Unaudited)       (Audited)
                                               January 29,       October 30,
                                                  2000              1999
                                               -----------       -----------

     Finished goods                            $    5,691        $    6,059
     Work in process                                  504               544
     Raw materials and supplies                     2,248             2,607
                                                  -------           -------
                                               $    8,443        $    9,210
                                                  =======           =======

Note 6
------
The Company's reportable segments are wholesale and retail sales. Whereas wholesale sales are made to major chain wholesale stores, retail stores, and governmental entities, retail sales are made directly to the public from the Company's two retail stores in Asheboro, NC, and Lancaster, PA. The segments are managed separately because each business unit requires different marketing strategies. Segment information for the first quarters of 2000 and 1999 are as follows:

                                   WHOLESALE         RETAIL            TOTAL
                                  --------------------------------------------
                                                  2000 (in 000s)
                                  --------------------------------------------
Net sales                          $ 4,548           $ 427            $ 4,975

Cost of sales                        3,490             251              3,741

Gross profit                         1,058             176              1,234

Operating earnings (losses)           (568)            (28)              (596)

Depreciation and amortization           40               -                 40

                                  --------------------------------------------
                                                  1999 (in 000s)
                                  --------------------------------------------
Net sales                          $ 5,635           $ 488            $ 6,123

Cost of sales                        4,225             286              4,511

Gross profit                         1,410             202              1,612

Operating earnings (losses)           (231)              2               (229)

Depreciation and amortization           47               -                 47


Note 7
------
In February 2000, the Company entered into a contract to sell its manufacturing facility in Asheboro, North Carolina, along with an adjacent piece of property.


                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------
The following summarizes the results of operations for the Company for the first quarter ended January 29, 2000 and January 30, 1999:

                                                        Three
                                                    Months Ended
                                              -------------------------
                                              January 29,   January 30,
                                                 2000          1999
                                              -----------   -----------
      Net sales                                  100.0%        100.0%
      Cost of products sold                       75.2%         73.6%
                                                -------       -------
        Gross margin                              24.8%         26.4%

      Selling and administrative expenses         31.4%         27.4%
      Depreciation and amortization                 .8%           .8%
      Interest expense                             4.9%          3.8%
      Interest and other income                    (.3%)        (1.9%)
                                                -------       -------
        Loss before income taxes
          and minority interest                  (12.0%)        (3.7%)

      Benefit from income taxes                     -             -
      Minority interest                             -             -
                                                -------       -------
        Net loss                                 (12.0%)        (3.7%)
                                                =======       =======



FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999
-------------------------------------------------

Net Sales
---------
Net sales for the first quarter of 2000 were $4,975,000, or 18.5% lower than net sales of $6,123,000 in the first quarter of 1999. The Company's sales include sales of footwear manufactured and wholesaled by the Company and sales from the Company's retail outlets. Footwear manufactured and wholesaled by the Company, which includes branded, private label and institutional sales, comprised 90.7% of net sales in the first quarter of 2000 and 91.3% of net sales in the first quarter of 1999. The remaining 9.3% and 8.7% of net sales in 2000 and 1999, respectively, were sales from the Company's retail outlets.

The decrease in net sales can be attributed to two factors. First, import penetration of 95% into the U.S. footwear market has made it easier to enter the work shoe market. This increase in low-priced imports has caused a dramatic adverse effect on the Company's work/outdoor shipments. However, due to an expected increased use by the Company of imports from Mexico in the second quarter of 2000, the Company should start recovering some of the ground lost in the work shoe market these past two years.

The second factor that hampered sales in the first quarter of 2000 was the inclement winter weather during the final two weeks of January 2000. The third storm, which brought 18 inches of snow on January 24, 2000, shut down our North Carolina plant, warehouse, retail store, and offices during much of the final week in January, which is historically the Company's busiest week of the month. Most of those shipments spilled over into February to start off the second quarter of the fiscal year. One promising result of this severe bad weather is that the Company should experience increased orders from many of its customers who liquidated much of their work/outdoor footwear inventory which had not sold due to the relatively mild winters of the past several years.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


Sales of the Company's branded footwear in the first quarter of 2000 were down $515,000, or 13.2%, from 1999's first quarter because of the reasons discussed above. Branded pairs shipped were down 14,681, or 19.9%, in the first quarter while price per pair was up 8.3%. The slight decrease in price per pair can be attributed to product mix. Nearly 80% of the Company's branded net sales are coming from its western styles that carry a higher price per pair than its work/outdoor styles.

Private label sales in the first quarter of 2000 were down $565,000, or 35.9%, from the first quarter of 1999. The decrease can be attributed to weaker work/ outdoor private label business as discussed above. Pairs shipped were down 25,483, or 49.1%, while the price per pair was down 25.9%. The primary reason for this decrease in price per pair is due to a significant private label order which required only the finishing procedure by the Company in the first quarter of 1999; therefore, the realized price per pair was lower than usual in the first quarter of last year.

Sales to institutional customers in the first quarter of 2000 were down $80,000, or 23.7%, from the first quarter of 1999. Much of this business is solicited through a formal bidding process with governmental entities, and the results of this division are impacted by the Company's success in bidding on new business. Unfortunately, there is an increasing trend toward being underbid by import suppliers on new institutional business.

Retail sales decreased $66,000, or 12.4%, from the first quarter of the prior year. The two retail outlets, one in Asheboro, NC and one in Lancaster, PA, continue to experience increased competition from major discount retailers surrounding their locations.


Gross Margin
------------

The Company's gross margin as a percentage of sales was 24.8% for the first three months of 2000 and 26.3% for the first three months of 1999. The Company's 1.5% decrease in gross margin was due primarily to the effect of January 2000's low gross margin of 22.2% in a sales month of only $1,174,000 (compared to $1,669,000 in January 1999). The Company's low gross margin continues to be impacted by competitive pressure at the retail level that requires the Company to remain competitive in the pricing and terms offered.


Selling and Administrative Expenses
-----------------------------------

Selling and administrative expenses were $1,562,000 for the first quarter of 2000 as compared to $1,677,000 for the first quarter of 1999, a decrease of $115,000, or 6.9%. This improvement is due to management's continuing emphasis of controlling costs and improving operations in the selling and administrative areas. One such cost-cutting measure was the consolidation of job responsibilities which led to the elimination of five office positions late in the fourth quarter of 1999.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


Interest Expense
----------------

Interest expense in the first quarter of 2000 was $244,000, or $11,000 higher than interest expense of $233,000 for the first quarter of 1999. This 4.7% increase in interest expense for the three month period is attributable to a 0.75% increase in the interest rate plus a higher average balance on outstand-ing loan advances under the revolving loan agreement in the first quarter due to lower sales. Other long-term debt carried lower balances in 2000 when com-pared to 1999, as the Company continued to amortize the debt according to each issue's respective terms. Additional interest expense came from the Company's short-term loan agreement with First National Bank and Trust on April 6, 1999 to finance adjacent land parcels.


Depreciation and Amortization
-----------------------------

Depreciation and amortization in the first quarter of 2000 was $40,000, or $7,000 less than 1999 expenses of $47,000. With minimal amounts invested in fixed assets in recent years, depreciation charges on fixed assets that are becoming fully depreciated are not being replaced, resulting in lower depreciation expense.


Benefit From Income Taxes
-------------------------

For the first quarter of both 2000 and 1999, the Company recorded no benefit from income taxes. The Company evaluated the valuation allowance reserved against its deferred income tax asset at the end of the first quarter and determined that the net deferred income tax asset was appropriately recorded at its net realizable value.


Net Income (Loss)
-----------------

The Company reported a net loss of $596,000 in the first quarter of 2000 and $229,000 in the first quarter of 1999. The $367,000 increase in net loss is mostly attributable to the 18.5% decrease in net sales, especially the low shipment month of January 2000 as discussed above. It should also be noted, however, that the Company recognized miscellaneous income of $110,000 in the first quarter of 1999 from a property transaction with a neighboring business.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company has funded substantially all of its working capital and capital expenditure requirements through borrowings under its finance agreement and other indebtedness. The revolving finance agreement provides flexibility to the Company as the availability of funds fluctuates with the seasonal needs of the Company. Generally, the Company's working capital needs are highest in the fourth fiscal quarter and lowest in the first fiscal quarter. With its revolving finance agreement, the Company finances its accounts receivable and inventories, paying interest at a variable rate (prime plus 1.50%, or 10.0%, at January 29, 2000). The Company had outstanding advances of $5,250,000 at January 29, 2000 and an additional $683,000 available under the agreement.

During the first quarter of 2000, the Company generated $1,961,000 of cash from operations which was used to reduce the advances under the revolving finance agreement by $1,862,000. The Company continues to rely on the revolving finance agreement to provide working capital and management anticipates that the revolving finance agreement will continue to provide the necessary liquidity to fund its daily operations going forward.

Under the Company's financing agreement with the bank, the amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. The credit line available under the agreement is a maximum of $8,000,000. In addition, the sublimit for inventory, which is the maximum advance that can be taken against inventory under the revolving credit agreement, is $4,000,000. The Company entered into amend-ments to its credit agreement on December 30, 1999 and on January 26, 2000.
The former set the maturity date at December 31, 2000, whereas the latter amended certain restrictive financial covenants retroactive to fiscal year ending October 30, 1999 and for periods thereafter. As of January 29, 2000, the Company was in compliance with all but one interim debt covenant which it expects to satisfy by fiscal year-end 2000.

In addition to the revolving credit facility, the financing agreement also provided a $3,000,000 term loan that was used to repay an existing mortgage note payable to a bank that carried a balance of approximately $1,383,000. The term loan bears interest at the bank's prime rate plus 1.50% (10.0% at January 29, 2000).

All advances under the revolving credit facility and the term loan are secured by all accounts receivable, inventories, machinery and equipment of the Company. In addition, the bank has a first lien on the Asheboro land and facilities and a subordinated lien on the Somerset facilities.

The Company made only minimal capital expenditures during the past five years. The Company made significant upgrades to its equipment and facilities in 1993 and 1994. Because of cash flow considerations and restrictions under the finance agreement, the Company has only been making capital expenditures to maintain current levels of operations during the past four years. Funding for capital expenditures, other than the acquisition of the Somerset, Pennsylvania facility in July 1994, has primarily come from the available balance on the financing agreement.

Net working capital, which consists primarily of accounts receivable and inventories less current liabilities, was $4,030,000 at January 29, 2000 and $5,225,000 at October 30, 1999. The ratio of current assets to current liabilities decreased to 1.37 to 1 at January 29, 2000 compared to 1.41 to 1 at October 30, 1999. These calculations are based on special classification by the bank of the current portion of one long-term debt instrument.


                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


FINANCIAL CONDITION
-------------------

Accounts Receivable
-------------------

Accounts receivable were $4,048,000 at January 29, 2000 compared to $6,471,000 at October 30, 1999, a decrease of $2,423,000. Trade receivables are historically at their highest point at the end of the fourth quarter because of the heavy sales volume related to Christmas buying by retailers. This 37.4% decrease in accounts receivable is also related to the 18.5% decrease in net sales compared to last year's first quarter. There was also a very strong collections effort in December 1999 since the balances of several large accounts with special 90-day dating were due that month.


Inventories
-----------

Inventories were $8,443,000 at January 29, 2000, a decrease of $767,000, or 8.3%, from the inventories held at October 30, 1999 of $9,210,000. Of the decrease, approximately $368,000 is in finished goods, $359,000 is in raw materials, and the remaining $40,000 is in work in process. The Company continues to focus on improving turns in inventory and improving the efficiency of raw material procurement.


Borrowings Under Finance Agreement
----------------------------------

The balance outstanding under the finance agreement was $5,251,000 at January 29, 2000 compared to $7,113,000 at October 30, 1999. The decrease can be attributed to the cash applied against the outstanding balance from collections of accounts receivable which were down $2,423,000 in the first quarter of 2000 and better management of inventories.


Potential Sale of Property
--------------------------

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

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


Readiness for Year 2000 Compliance
----------------------------------

The Company initiated a program to minimize the risk of potential dis-ruption from the "Year 2000 ('Y2K') problem." This problem was the result of computer programs having been written using two digits (rather than four) to define the applicable year. Any information technology ("IT") systems having time-sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extended to "non-IT" systems; that is, operating and control systems that rely on embedded chip systems. In addition, like every other business enterprise, the Company would be at risk from Y2K failures on the part of its major business counterparts, including suppliers, distributors, and manufacturers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation, and communications.

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

In January 1998, the ISPM completed an identification of those IT systems which would require detailed program changes to be Y2K compliant. An employee programmer already familiar with the Company's computer system was assigned full-time to modify those identified programs. Program changes and testing were made in a test directory specifically created for the Y2K modifications so that there are no conflicts with live data. When testing was completed for a system, files were then converted, and modified programs were copied to live directories on a weekend when no users were on the system. The Company's timetable anticipated completion of all conversions, necessary testing, and full implementation by November 30, 1999. As the Company was able to meet its various conversion deadlines in a timely manner, it was deemed unnecessary to develop contingency plans for any of the applications being converted.

With regard to non-IT systems, the Company's phone and security systems were both Y2K compliant prior to October 31, 1999. Major suppliers to the Company had been contacted by questionnaire, and the Company had received confirmations of either Y2K compliance or a timetable to be compliant from such suppliers. The Company had also contacted its major customers by questionnaire to assess their status with regard to the Y2K issue. No contingency plans were considered necessary to be developed since all parties appeared to be Y2K compliant by December 31, 1999.

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


It is important to note that the description of the Company's efforts necessarily involved estimates and projections with respect to activities re-quired in the future. The required code changes, testing, and implementation necessary to address the Y2K issue were expected to cost approximately $115,000.

The Company completed it final Y2K system testing on December 10, 1999. When January 1, 2000 passed, the Y2K costs had not exceeded the project budget of $115,000. Now well into March 2000, the Company believes it has successfully avoided any significant disruption from any Y2K issues relating to the new century rollover. Therefore, no contingency plans appear to be necessary, but the Company will continue to monitor all critical systems for the appearance of delayed complications or disruptions, problems relating to the leap year, and problems encountered through suppliers, customers, and third parties with whom the Company deals. Although these and other unanticipated Y2K issues could have an adverse effect on the results of operations or financial condi-tion of the Company, it is not possible to anticipate the extent of impact at this time.


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

Factors that might cause actual results to differ materially from these forward-looking statements include (1) the effects of general economic conditions, (2) the impact of competitive products and pricing in the footwear industry, (3) failure to achieve anticipated sales results, (4) management's ability to accurately predict the effect of cost reductions, (5) management's ability to accurately predict the adequacy of the Company's financing arrangement to meet its working capital and capital expenditure requirements, and (6) failure to consummate the sale of the Asheboro, North Carolina property.


Part II.   OTHER INFORMATION
           -----------------

Item 6.    Exhibits and Reports on Form 8-K

  (a)      Exhibits Filed:

           (27) Financial Data Schedule for the first quarter ended January 29, 2000

  (b)      Reports on Form 8-K:

           NONE.




Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              B.B. WALKER COMPANY


     Date:  March 10, 2000    KENT T. ANDERSON
                              ----------------
                              Chairman of the Board, Chief
                                Executive Officer and President




     Date:  March 10, 2000    CAREY M. DURHAM
                              ---------------
                              Vice President / Chief Financial Officer


