Form 10-Q
period 2000-04-29
WALKER B B CO
filed 2000-06-08
CIK 104218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE SECOND QUARTER ENDED APRIL 29, 2000


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

On June 1, 2000, 1,745,954 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                                    Cover

                      B.B. WALKER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                (Unaudited)       (Audited)
                                                 April 29,       October 30,
               Assets                              2000             1999
               ------                           -----------      -----------
Cash                                            $        1        $        1
Accounts receivable, less allowance
  for doubtful accounts of $593 in
  2000 and $525 in 1999                              5,134             6,471
Inventories                                          8,387             9,210
Prepaid expenses                                       405               471
Property held for sale                                 889               803
Deferred income tax benefit, current                 1,039             1,039
                                                   -------           -------
    Total current assets                            15,855            17,995

Property, plant and equipment, net of
  accumulated depreciation and amortization
  of $6,746 in 2000 and $6,690 in 1999               1,383             1,467
Other assets                                           128               130
                                                   -------           -------
                                                $   17,366        $   19,592
                                                   =======           =======
                                                                 (Continued)
                                       1

                      B.B. WALKER COMPANY AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS, Continued
                                (In thousands)

                                                (Unaudited)       (Audited)
                                                 April 29,       October 30,
  Liabilities and Shareholders' Equity             2000             1999
  ------------------------------------          -----------      -----------
Borrowings under finance agreement              $    6,093       $    7,113
Current portion of long-term obligations             2,533            1,118
Accounts payable, trade                              3,341            3,518
Accrued salaries, wages and bonuses                    296              368
Other accounts payable and accrued liabilities         421              471
Income taxes payable                                   182              182
                                                   -------          -------
    Total current liabilities                       12,866           12,770
                                                   -------          -------
Long-term obligations                                1,110            2,726
Minority interests in consolidated subsidiary           31               31
Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 2000 and 1999                    83               83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,745,954 shares issued and
    and outstanding in 2000 and 1999                 1,746            1,746
  Capital in excess of par value                     2,712            2,712
  Retained earnings (deficit)                       (1,115)            (400)
  Shareholders' loans                                  (67)             (76)
                                                   -------          -------
    Total shareholders' equity                       3,359            4,065
                                                   -------          -------
                                                $   17,366        $  19,592
                                                   =======          =======

 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (In Thousands, Except Per Share Data)

                                                           (Unaudited)                         (Unaudited)
                                                       Second Quarter Ended                 Six Months Ended
                                                    --------------------------         --------------------------
                                                     April 29,        May 1,            April 29,       May 1,
                                                       2000            1999               2000           1999
                                                    -----------    -----------         -----------    -----------
Net sales                                           $    6,053     $    6,475          $   11,028     $   12,598
Interest and other income                                   11              6                  28            123
                                                    -----------    -----------         -----------    -----------
    Total revenues                                       6,064          6,481              11,056         12,721
                                                    -----------    -----------         -----------    -----------
Cost of products sold                                    4,229          4,519               7,790          9,030
Selling and administrative expenses                      1,675          1,676               3,237          3,353
Depreciation and amortization                               41             48                  81             95
Interest expense                                           235            225                 479            458
                                                    -----------    -----------         -----------    -----------
    Total costs and expenses                             6,180          6,468              11,767         12,936
                                                    -----------    -----------         -----------    -----------
Income (loss) before income taxes
    and minority interest                                 (116)            13                (711)          (215)

Provision for (benefit from) income taxes                   -              -                   -              -
Minority interest                                           -              -                    1              1
                                                    -----------    -----------         -----------    -----------
    Net income (loss)                                     (116)            13                (712)          (216)

Retained earnings (deficit) at beginning of period        (997)           (32)               (400)            198
Dividends on preferred stock                                (2)            (2)                 (3)            (3)
                                                    -----------    -----------         -----------    -----------
Retained deficit at end of period                   $   (1,115)    $      (21)         $   (1,115)    $      (21)
                                                    ===========    ===========         ===========    ===========

Net income (loss) per share:

      Basic                                         $     (.07)    $      .01          $     (.41)    $     (.13)
                                                    ===========    ===========         ===========    ===========
      Diluted                                       $     (.07)    $      .01          $     (.41)    $     (.13)
                                                    ===========    ===========         ===========    ===========

Weighted average common shares outstanding:

      Basic                                              1,746          1,726               1,746          1,724
                                                    ===========    ===========         ===========    ===========
      Diluted                                            1,746          1,762               1,746          1,724
                                                    ===========    ===========         ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      B.B. WALKER COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                           (Unaudited)
                                                           Six Months
                                                              Ended
                                                    -----------------------
                                                     April 29,     May 1,
                                                       2000         1999
                                                    -----------  ----------
Cash Flows From Operating Activities:
  Net loss                                          $     (712)  $    (216)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                           81          95
    Gain on sale of property, plant and equipment          (17)         -
    (Increase) decrease in:
     Accounts receivable, net                            1,337       1,162
     Inventories                                           823         366
     Prepaid expenses                                       66         133
     Other assets                                            2         (30)
    Increase (decrease) in:
     Accounts payable, trade                              (177)       (663)
     Accrued salaries, wages and bonuses                   (72)        (21)
     Other accounts payable and accrued liabilities        (50)         94
                                                       --------     -------
  Net cash provided by operating activities              1,281         157
                                                       --------     -------
Cash Flows From Investing Activities:
  Capital expenditures                                      (2)         -
  Proceeds from disposal of property,
    plant and equipment                                     22          -
  Purchase of property held for sale                       (86)       (763)
                                                       --------    --------
  Net cash used for investing activities                   (66)       (792)
                                                       --------    --------
Cash Flows From Financing Activities:
  Net payments under financing agreement                (1,020)       (371)
  Payment on long-term obligations                        (318)       (232)
  Proceeds from issuance of short-term obligations          84         437
  Proceeds from issuance of long-term obligations           33          31
  Proceeds from issuance of common stock                    -            4
  Purchase of subsidiary stock from minority interests      -           (2)
  Repayments of loans to shareholders                        9           8
  Dividends paid on 7% cumulative preferred stock           (3)         (3)
                                                       --------    --------
  Net cash used for financing activities                (1,215)       (128)
                                                       --------    --------

Net change in cash                                          -           -
Cash at beginning of year                                    1           1
                                                       --------    --------
Cash at end of second quarter                          $     1     $     1
                                                       ========    ========

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

In the opinion of management, the accompanying unaudited consolidated finan-cial statements contain all adjustments necessary for a fair presentation of the financial results of B.B. Walker Company and Subsidiary (the "Company") for the interim periods included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year.

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The results for the first six months ended April 29, 2000 and May 1, 1999 each include twenty-six weeks of operations. The second quarters for 2000 and 1999 each include thirteen weeks of operations.

Note 2
------
Basic earnings per share (EPS) are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the year. In arriving at income (loss) available to common shareholders, preferred stock dividends of $1,449 were deducted in each quarter presented. Diluted EPS reflects the potential dilution that could occur if dilutive sercurities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Due to the losses for the quarter ended April 29, 2000 and for the six month periods ended April 29, 2000 and May 1, 1999, the stock options out-standing would have been antidilutive and were excluded from the calcula-tion of diluted earnings per share.

Note 3
------
Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments, and unearned compensation expense related to stock issuances to employees be presented as separate components of shareholders' equity. FAS 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. At April 29, 2000 and May 1, 1999, the Company does not have any items of other comprehensive income to report.

                      B.B. WALKER COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Note 4
------
Long-term obligations consist of the following amounts (in thousands):

                                               (Unaudited)        (Audited)
                                                April 29,        October 30,
                                                  2000              1999
                                               -----------       -----------
Notes payable to banks                         $    2,022        $    2,160
Notes payable to governmental authorities             500               522
Promissory notes payable to shareholders            1,121             1,162
                                                  -------           -------
                                                    3,643             3,844
Less portion payable within one year                2,533             1,118
                                                  -------           -------
                                               $    1,110        $    2,726
                                                  =======           =======

Note 5
------
Inventories are composed of the following amounts (in thousands):

                                               (Unaudited)        (Audited)
                                                April 29,        October 30,
                                                  2000              1999
                                               -----------       -----------
     Finished goods                            $    5,355        $    6,059
     Work in process                                  581               544
     Raw materials and supplies                     2,451             2,607
                                                  -------           -------
                                               $    8,387        $    9,210
                                                  =======           =======

Note 6
------
The Company's reportable segments are wholesale and retail sales. Whereas wholesale sales are made to major chain stores, retail stores, and governmental entities, retail sales are made directly to the public from the Company's two retail outlets in Asheboro, NC, and Lancaster, PA. The segments are managed separately because each business unit requires different marketing strategies. Segment information for the first six months of 2000 and 1999 are as follows:

                                 WHOLESALE          RETAIL           TOTAL
                               ---------------------------------------------
                                                 2000 (in 000s)
                               ---------------------------------------------
Net sales                       $ 10,184            $ 844          $ 11,028

Cost of sales                      7,473              497             7,970

Gross profit                       2,738              348             3,086

Operation earnings (losses)         (664)             (48)             (712)

Depreciation and amortization         80                1                81


                                 WHOLESALE          RETAIL           TOTAL
                               ---------------------------------------------
                                                 1999 (in 000s)
                               ---------------------------------------------
Net sales                       $ 11,655            $ 943          $ 12,598

Cost of sales                      8,470              560             9,030

Gross profit                       3,185              383             3,568

Operation earnings (losses)         (218)               2              (216)

Depreciation and amortization         94                1                95


Note 7
------
In February 2000, the Company entered into a contract to sell its manufac-turing facility in Asheboro, North Carolina, along with an adjacent piece of property. Management does not expect to have a loss on the sale.

                      B.B. WALKER COMPANY AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------
The following summarizes the results of operations for the Company for the second quarters and six months ended April 29, 2000 and May 1, 1999:

                                         Second                 Six
                                      Quarter Ended         Months Ended
                                    April 29,  May 1,     April 29,  May 1,
                                      2000      1999        2000      1999
                                    --------- --------    --------- --------
    Net sales                        100.0%    100.0%      100.0%    100.0%
    Cost of products sold             69.9%     69.8%       72.3%     71.7%
                                     -------   -------     -------   -------
      Gross margin                    30.1%     30.2%       27.7%     28.3%

    Selling and administrative
      expenses                        27.7%     25.9%       29.4%     26.6%
    Depreciation and amortization       .7%       .7%         .7%       .8%
    Interest expense                   3.9%      3.5%        4.3%      3.6%
    Interest and other income          (.2%)     (.1%)       (.2%)    (1.0%)
                                     -------   -------     -------   -------
      Income (loss) before income
        taxes and minority interest    (.2%)      .2%       (6.5%)    (1.7%)

    Provision for income taxes          -         -           -         -
    Minority interest                   -         -           -         -
                                     -------   -------     -------   -------
      Net income (loss)                (.2%)      .2%       (6.5%)    (1.7%)
                                     =======   =======     =======   =======

Net Sales
---------
For the second quarter of 2000, the Company's net sales were $6,053,000, or $422,000 (6.5%) lower than net sales of $6,475,000 in the second quarter of 1999. For the six month period ended April 29, 2000, net sales were $11,028,000, a $1,570,000 (12.5%) decrease from net sales of $12,598,000 in the comparable six month period ended May 1, 1999. The Company's revenues include sales of footwear both manufactured and purchased by the Company and sales from the Company's retail outlets. Footwear wholesaled by the Company, which includes branded, private label and institutional sales, comprised 92.5% of net sales in the second quarter of 2000 and 92.3% of net sales in the second quarter of 1999. Retail sales made up the remaining net sales of 7.5% in 2000 and 7.7% in 1999. For the comparable six month periods, wholesaled footwear comprised 91.7% of net sales in 2000 and 91.8% of net sales in 1999. The remaining net sales of 8.3% in 2000 and 8.2% in 1999 were sales from the Company's retail outlets.

                      B.B. WALKER COMPANY AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

The decrease in net sales can be attributed to two factors. First, import penetration of 95% into the U.S. footwear market has made it easier to enter the work shoe market. This increase in low-priced imports has caused a dramatic adverse effect on the Company's work/outdoor shipments. However, due to an increased use by the Company of imports from Mexico starting late in the second quarter of 2000, the Company should start recovering some of the ground lost in the work shoe market these past two years. The second quarter of 2000 showed a $16,000, or 0.8%, increase in work/outdoor shipments over the second quarter of 1999. Second, the Company's western branded business continues to be impacted by a weak western retail sector, as shipments in the second quarter of 2000 decreased $237,000, or 6.3%, from the second quarter of 1999. However, increased bookings above last year's orders at five of our western shows during the second quarter of 2000 should translate into increased sales in the fall of calendar 2000.

Sales of the Company's branded footwear in the second quarter of 2000 were down $293,000, or 6.2%, from 1999's second quarter because of the reasons discussed above. Branded pairs shipped were down 8,489, or 10.0%, in the second quarter while price per pair was up 6.0%. The increase in price per pair can be attributed to product mix.

Private label sales in the second quarter of 2000 were down $37,000, or 3.3%, from the second quarter of 1999. The decrease can be attributed to an overall weaker work/outdoor private label business. The exception was to the Company's largest customer, a major discount retailer, whose ship-ments increased 31.0% over last year's second quarter. This allowed overall private label pairs shipped to be up 367, or 1.3%, in the second quarter of 2000 versus 1999.

Sales to institutional customers in the second quarter of 2000 were down $20,000, or 5.2%, from the second quarter of 1999. Much of this business is solicited through a formal bidding process with governmental entities, and the results of this division are impacted by the Company's success in bidding on new business. Unfortunately, there is an increasing trend toward being underbid by import suppliers on new institutional business.

Retail sales decreased $47,000, or 9.4%, from the second quarter of the prior year. The two retail outlets, one in Asheboro, NC and one in Lancaster, PA, continue to experience increased competition from major discount retailers surrounding their locations.

                      B.B. WALKER COMPANY AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Gross Margin
------------
For the second quarter of 2000 and 1999, the gross margin was 30.1% and 30.2%, respectively. The Company's gross margin was 27.7% and 28.3% for the first six months of 2000 and 1999, respectively. This slight 0.6% decrease from the prior year is due to lower production than budgeted which has not covered the Company's fixed costs in manufacturing as well as expected. The gross margin percentage continues to be impacted by competitive pressure at the retail level which requires that the Company remain competitive in the pricing and terms offered.

Selling and Administrative Expenses
-----------------------------------
Selling and administrative expenses were $1,675,000 for the second quarter of 2000 as compared to $1,676,000 for the second quarter of 1999, a decrease of only $1,000. Year-to-date expenses for 2000 and 1999 are $3,237,000 and $3,353,000, respectively. Even though there has been a $116,000 reduction in the first six months of 2000 over 1999, selling and administrative expenses as a percentage of sales have increased from 26.6% in 1999 to 29.4% in 2000 since these relatively-fixed expenses are being compared to year-to-date sales which have declined 12.5% from the previous year. Management continues to emphasize cost control and operational efficiency in the selling and administrative areas.

Interest Expense
----------------
Interest expense in the second quarter of 2000 was $235,000, or $10,000 higher than interest expense of $225,000 for the second quarter of 1999. This 4.4% increase in interest expense for the second quarter can be attributed to a 1.0% jump in the interest rate over last year. Additional interest has also been expensed this year on short-term debt to finance the purchase of adjacent land parcels since the second quarter of last year.

                      B.B. WALKER COMPANY AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Depreciation and Amortization
-----------------------------
Depreciation and amortization in the second quarter of 2000 was $41,000, or $7,000 less than 1999 expenses of $48,000. With minimal amounts invested in fixed assets in recent years, depreciation charges on fixed assets that are becoming fully depreciated are not being replaced, resulting in lower depreciation expense.

Benefit from Income Taxes
-------------------------
For the second quarter of both 2000 and 1999, the Company recorded no bene-fit from income taxes. The Company evaluated the valuation allowance reserved against its deferred income tax asset at the end of the second quarter and determined that the net deferred income tax asset was appropriately recorded at its net realizable value.

Net Income (Loss)
-----------------
The Company reported a loss of $116,000 in the second quarter of 2000 compared to a $13,000 profit in the second quarter of 1999. As discussed above, the 6.5% decrease in net sales from the second quarter of 1999 has adversely affected gross margins as lower production than budgeted has not covered the Company's fixed manufacturing costs.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Historically, the Company has funded substantially all of its working capital and capital expenditure requirements through borrowings under its financing agreement and other indebtedness. The revolving financing agree-ment provides flexibility to the Company as the availability of funds fluctuates with the seasonal needs of the Company. Generally, the Company's working capital needs are highest in the fourth fiscal quarter and lowest in the first fiscal quarter. With its revolving financing agreement, the Company finances its accounts receivable and inventories, paying interest at a variable rate (prime plus 1.50%, or 10.5%, at April 29, 2000). The Company had outstanding advances of $6,093,000 at April 29, 2000 and an additional $354,000 available under the agreement. The Company continues to rely on the revolving financing agreement to provide working capital, and management anticipates that the revolving financing agreement will continue to provide the necessary liquidity to fund its daily operations going forward.

                      B.B. WALKER COMPANY AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Under the Company's financing agreement with the bank, the amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. The credit line available under the agreement is a maximum of $8,000,000. In addition, the sublimit for inventory, the maximum advances that can be taken against inventory under the revolving credit agreement, is $4,000,000. The Company entered into amendments to its credit agreement on December 30, 1999 and on January 26, 2000. The former set the maturity date at December 31, 2000, whereas the latter amended certain restrictive financial covenants retroactive to fiscal year ended October 30, 1999 and for periods thereafter. As of April 29, 2000, the Company was not in compliance with three interim debt covenants but expects to satisfy them if the sale of the Asheboro, NC property is consummated.

In addition to the revolving credit facility, the financing agreement also provided a $3,000,000 term loan that was used to repay an existing mortgage note payable to a bank. At April 29, 2000, the balance of the term loan is approximately $1,276,000 and bears interest at the bank's prime rate plus 1.50% (10.5% at April 29, 2000).

All advances under the revolving credit facility and the term loan are secured by all accounts receivable, inventories, machinery and equipment of the Company. In addition, the bank has a first lien on the Asheboro land and facilities and a subordinated lien on the Somerset facilities.

The Company made significant upgrades to its equipment and facilities in 1993 and 1994 but has made only minimal capital expenditures during the past six years. Because of cash flow considerations and restrictions under the financing agreement, the Company has made capital expenditures only to maintain current levels of operations during the past six years.
Funding for capital expenditures, other than the acquisition of the Somerset, Pennsylvania facility in July 1994, has primarily come from the available balance on the financing agreement and cash from operations.

Net working capital, which consists primarily of accounts receivable and inventories less current liabilities, was $2,989,000 at April 29, 2000 and $5,225,000 at October 30, 1999. The ratio of current assets to current liabilities was 1.32 to 1 at April 29, 2000 compared to 1.41 to 1 at October 30, 1999. These calculations are based on special classification by the bank of the current portion of one long-term debt instrument.

                      B.B. WALKER COMPANY AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


FINANCIAL CONDITION
-------------------

Accounts Receivable
-------------------
Accounts receivable were $5,134,000 at April 29, 2000 compared to $6,471,000 at October 30, 1999. Trade receivables are historically at their highest point at the end of the fiscal year because of the heavy sales volume related to Christmas buying by retailers. This 20.7% decrease in accounts receivable is also related to the 12.5% decrease in year-to-date net sales and continued stronger collection efforts since a new credit manager took over this department in mid-February 2000.

Inventories
-----------
Inventories were $8,387,000 at April 29, 2000, a decrease of $823,000, or 8.9%, from the inventories of $9,210,000 held at October 30, 1999. Of this decrease, approximately $704,000 is finished goods and $156,000 is raw materials. These were offset somewhat by a $37,000 increase in work in process. The investment in finished goods and raw materials is down as the Company has focused on improving the efficiency of materials procurement and plant utilization. The Company continues to focus on improving inventory turns.

Borrowings under Finance Agreements
-----------------------------------
The balance outstanding under the financing agreement was $6,093,000 at April 29, 2000 as compared to $7,113,000 at October 30, 1999, a decrease of $1,020,000, or 14.3%. The decrease can be attributed to the cash applied against the outstanding balance from collections of accounts receivable which were down $1,337,000 in the first six months of 2000 and better management of inventories.

Potential Sale of Property
--------------------------
In December 1999, the Company received an attractive offer to sell all of its approximately 26 acres of real property in Asheboro, North Carolina. This land is in one of the prime commercial sections of Randolph County. The Company entered into a contract on February 4, 2000. Under this con-tract, the purchaser has until August 2, 2000 to examine the suitability of the property for its needs. At the end of this 180 day period, the purchaser may extend the examination period for two additional 90 day periods. At the end of the examination period, the contract may be terminated by the purchaser without further obligation to the Company. Accordingly, there can be no assurances that the sale of the Asheboro, North Carolina property will be consummated or, if consummated, that such sale will occur in the Company's fiscal year 2000. While there will be costs associated with relocating the Asheboro operations, the Company has taken steps to limit the effects of these matters and does not expect the relocation to have a material adverse effect on the operations of the Company.
                                        12

                       B.B. WALKER COMPANY AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Year 2000 Issue
---------------
To date, the Company has not experienced any significant business disrup-tions related to the Year 2000 Issue. The Company incurred approximately $115,000 addressing the issue and funded the expenditures through cash flows from operations. Although the Company believes that it success-fully avoided any significant disruption from the Year 2000 Issue, it will continue to monitor all critical systems for the appearance of delayed complications or disruptions, problems encountered through suppliers, customers and other third parties with whom the Company deals.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------
Because the Company's obligations under the bank credit agreement bear interest at floating rates, the Company is sensitive to changes in pre-vailing interest rates. A 10% increase or decrease in market interest rates would not have a material impact on earnings during the next fiscal year.
                                        13

PART II.  OTHER INFORMATION
---------------------------
Item 2.  Changes in Securities:
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders:
         The Forty-Ninth Annual Meeting of the Shareholders of the Company was held on Monday, March 20, 2000, as set forth in the Notice of Annual Meeting of Shareholders dated and mailed on February 28, 2000. Of the 1,745,954 shares of common stock issued and outstanding on the record date, 1,278,147 shares or 73.2% of the common stock outstanding were represented in person or by proxy at the meeting. For the issues presented to the shareholders for their consideration, the results were as follows:

         1 - The Board of Directors, in accord with the By-laws, established the number of Directors at six. The shareholders elected the six persons nominated by them in the proxy statement mailed February 28, 2000. All director nominees had served as directors during the prior year and all were elected by the shareholders. There were no other nominations for director presented at the meeting. The six nominees were elected with results as follows:

                                Shares    Shares     Shares Marked
      Director                    For     Against  Withhold Authority
      --------                 ---------  -------  ------------------
      Kent Anderson            1,157,582     -          120,565
      George M. Ball           1,161,928     -          116,219
      Robert L. Donnell, Jr.   1,146,773     -          131,374
      James P. McDermott       1,157,836     -          120,311
      Michael C. Miller        1,277,979     -              168
      Edna A. Walker           1,278,123     -               24


Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits Filed:
              (27)  Financial Data Schedule for the period ended
                     April 29, 2000
         (b)  Reports on Form 8-K:
              NONE

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      B.B. Walker Company

   Date  June 8, 2000                 KENT T. ANDERSON
         ------------                 ----------------
                                      Chairman of the Board, Chief
                                      Executive Officer and President


   Date  June 8, 2000                 CAREY M. DURHAM
         ------------                 ---------------
                                      Vice President and
                                      Chief Financial Officer

                                      14