Form 10-Q
period 2000-07-29
WALKER B B CO
filed 2000-09-11
CIK 104218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q
                                  ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THIRD QUARTER ENDED JULY 29, 2000


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

On September 1, 2000, 1,745,954 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.




                                   Cover

                       B.B. WALKER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                    (Unaudited)     (Audited)
                                                      July 29,      October 30,
            Assets                                      2000           1999
           --------                                 -----------    -----------
Cash                                                $        1     $        1
Accounts receivable, less allowance for doubtful
  accounts of $595 in 2000 and $525 in 1999              4,196          6,471
Inventories                                              8,415          9,210
Prepaid expenses                                           526            471
Property held for sale                                     889            803
Deferred income tax benefit, current                     1,039          1,039
                                                    -----------    -----------
    Total current assets                                15,066         17,995

Property, plant and equipment, net of accumulated
  depreciation and amortization of $6,786 in 2000
  and $6,690 in 1999                                     1,346          1,467
Other assets                                               128            130
                                                    -----------    -----------
                                                    $   16,540     $   19,592
                                                    ===========    ===========





























                                                                   (Continued)

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS, Continued
                       (In Thousands, Except Share Data)

                                                    (Unaudited)     (Audited)
                                                      July 29,     October 30,
      Liabilities and Shareholders' Equity              2000           1999
      ------------------------------------          -----------    -----------

Borrowings under finance agreement                  $    5,782     $    7,113
Accounts payable, trade                                  3,634          3,518
Accrued salaries, wages and bonuses                        187            368
Other accounts payable and accrued liabilities             459            471
Current portion of long-term obligations                 2,349          1,118
Income taxes payable                                       182            182
                                                    -----------    -----------
    Total current liabilities                           12,593         12,770
                                                    -----------    -----------

Long-term obligations, net of current portion            1,161          2,726
Minority interest in consolidated subsidiary                31             31

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 2000 and 1999                        83             83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,745,954 shares issued and
    outstanding in 2000 and 1999                         1,746          1,746
  Capital in excess of par value                         2,712          2,712
  Retained deficit                                      (1,723)          (400)
  Shareholders' loans                                      (63)           (76)
                                                    -----------    -----------
    Total shareholders' equity                           2,755          4,065
                                                    -----------    -----------
                                                    $   16,540     $   19,592
                                                    ===========    ===========














The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (In Thousands, Except Per Share Data)

                                                           (Unaudited)                   (Unaudited)
                                                       Third Quarter Ended                 Nine Months Ended
                                                    --------------------------         --------------------------
                                                      July 29,      July 31,             July 29,       July 31,
                                                        2000          1999                 2000           1999
                                                    -----------    -----------         -----------    -----------
Net sales                                           $    5,014     $    6,339          $   16,042     $   18,937
Interest and other income                                    5             11                  33            134
                                                    -----------    -----------         -----------    -----------
    Total revenues                                       5,019          6,350              16,075         19,071
                                                    -----------    -----------         -----------    -----------

Cost of products sold                                    3,694          4,677              11,664         13,707
Selling and administrative expenses                      1,636          1,789               4,873          5,142
Depreciation and amortization                               41             48                 122            143
Interest expense                                           254            241                 733            699
                                                    -----------    -----------         -----------    -----------
    Total costs and expenses                             5,625          6,755              17,392         19,691
                                                    -----------    -----------         -----------    -----------

Loss before income taxes
    and minority interest                                 (606)          (405)             (1,317)          (620)

Benefit from income taxes                                   -              -                   -              -
Minority interest                                            1              1                   2              2
                                                    -----------    -----------         -----------    -----------

    Net loss                                              (607)          (406)             (1,319)          (622)

Retained earnings (deficit) at beginning of period      (1,115)           (21)               (400)           198
Dividends on preferred stock                                (1)            (1)                 (4)            (4)
                                                    -----------    -----------         -----------    -----------

Retained deficit at end of period                   $   (1,723)    $     (428)         $   (1,723)    $     (428)

                                                    ===========    ===========         ===========    ===========

Net loss per share:

      Basic and diluted                             $     (.35)    $     (.23)         $     (.76)    $     (.36)
                                                    ===========    ===========         ===========    ===========

Weighted average common shares outstanding:

      Basic and diluted                                  1,746          1,746               1,746          1,731
                                                     ==========     ==========         ===========    ===========



The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                                           (Unaudited)
                                                        Nine Months Ended
                                                    --------------------------
                                                      July 29,       July 31,
                                                        2000           1999
                                                    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                          $   (1,319)    $     (622)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                          122            143
    Gain on sale of property, plant and equipment          (18)            (5)
    (Increase) decrease in:
      Accounts receivable, net                           2,275          1,755
      Inventories                                          795             (3)
      Prepaid expenses                                     (55)            18
      Other assets                                           2             19

    Increase (decrease) in:
      Accounts payable, trade                              116             30
      Accrued salaries, wages and bonuses                 (181)          (215)
      Other accounts payable and accrued liabilities       (12)            85
                                                    -----------    -----------
  Net cash provided by operating activities              1,725          1,205
                                                    -----------    -----------
Cash Flows From Investing Activities:
  Capital expenditures                                      (6)           (37)
  Proceeds from disposal of property, plant
    and equipment                                           23              5
  Purchases of property held for sale                      (86)          (763)
                                                    -----------    -----------
  Net cash used in investing activities                    (69)          (795)
                                                    -----------    -----------
Cash Flows From Financing Activities:
  Net borrowing under finance agreement                 (1,331)          (496)
  Proceeds from issuance of short-term obligations          84            437
  Proceeds from issuance of long-term obligations           39             37
  Payment on long-term obligations                        (457)          (398)
  Purchase of subsidiary stock from minority interests      -              (2)
  Proceeds from issuance of Company common stock            -              19
  Loans to shareholders, net of cash repayments             -             (15)
  Repayments of loans to shareholders                       13             12
  Dividends paid on 7% cumulative preferred stock           (4)            (4)
                                                    -----------    -----------
  Net cash used in financing activities                 (1,656)          (410)
                                                    -----------    -----------
Net change in cash                                          -              -
Cash at beginning of year                                    1              1
                                                    -----------    -----------
Cash at end of third quarter                        $        1     $        1
                                                    ===========    ===========



The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                   Notes To Consolidated Financial Statements
                        Nine Months Ended July 29, 2000


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

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The results for the first nine months ended July 29, 2000 and July 31, 1999 each include thirty-nine weeks of operations. The third quarters for 2000 and 1999 each include thirteen weeks of operations.


Note 2
------
Basic earnings per share (EPS) are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the year. In arriving at income available to common shareholders, preferred stock dividends of $1,449 were deducted in each quarter presented. Diluted EPS reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Due to losses for all periods presented, the stock options outstanding would have been antidilutive and were excluded from the calculation of diluted earnings per share.

Note 3
------
Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments, and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. FAS 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. At July 29, 2000, the Company does not have any items of other comprehensive income to report.

                       B.B. WALKER COMPANY AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                      Nine Month Period Ended July 29, 2000

Note 4
------
On August 15, 1995, the Company entered into a revolving financing agree-ment (the "Agreement") with a bank which permits borrowings up to certain percentages of eligible accounts receivable and inventories. The Company signed an amendment to this Agreement on June 23, 2000, which lowered the maximum credit line available from $8,000,000 to $7,000,000. This amend-ment also reduced the borrowing base on retail inventory from its previous 40% of net value to 0%, using a phase-out method based on a monthly rate reduction of 10% per month from the period June 1, 2000 through September 1, 2000. The Company must meet certain restrictive financial covenants that require the satisfaction of certain financial tests and the maintenance of certain financial ratios as defined in the Agreement. At July 29, 2000, the Company was not in compliance with three interim debt covenants. Based on the terms of this Agreement, all debt instruments affected by these financial covenants are recorded as current liabilities at July 29, 2000.

Note 5
------
Long-term obligations consist of the following amounts (in thousands):

                                               (Unaudited)       (Audited)
                                                 July 29,       October 30,
                                                   2000            1999
                                               -----------      -----------
Notes payable to banks                         $    1,912       $    2,160
Notes payable to governmental authorities             488              522
Promissory notes payable to shareholders            1,110            1,162
                                                  -------          -------
                                                    3,510            3,844
Less portion payable within one year                2,349            1,118
                                                  -------          -------
                                               $    1,161       $    2,726
                                                  =======          =======


Note 6
------
Inventories are composed of the following amounts (in thousands):

                                               (Unaudited)      (Audited)
                                                 July 29,       October 30,
                                                   2000            1999
                                               -----------      -----------

     Finished goods                            $    5,542      $    6,059
     Work in process                                  560             544
     Raw materials and supplies                     2,313           2,607
                                                  -------         -------
                                               $    8,415      $    9,210
                                                  =======         =======

                     B.B. WALKER COMPANY AND SUBSIDIARY
            Notes to Consolidated Financial Statements, Continued
                    Nine Month Period Ended July 29, 2000


Note 7
------
The Company's reportable segments are wholesale and retail sales. Wholesale sales are made to major chain stores, retail stores, and governmental entities, while retail sales are made directly to the public from the Company's two retail outlets in Asheboro, NC, and Lancaster, PA. The segments are managed separately because each business unit requires different marketing strategies. Segment information for the first nine months of 2000 and 1999 are as follows:

                                  WHOLESALE        RETAIL         TOTAL
                                -----------------------------------------
                                                2000 (in 000s)
                                -----------------------------------------
Net sales                         $ 14,749        $ 1,293      $ 16,042

Cost of sales                       10,903            761        11,664

Gross profit                         3,846            532         4,378

Operating loss                      (1,248)           (69)       (1,317)

Depreciation and amortization          121              1           122


                                  WHOLESALE        RETAIL         TOTAL
                                -----------------------------------------
                                                 1999 (in 000s)
                                -----------------------------------------
Net sales                         $ 17,481        $ 1,456      $ 18,937

Cost of sales                       12,846            861        13,707

Gross profit                         4,635            595         5,230

Operating profit (loss)               (632)            12          (620)

Depreciation and amortization          142              1           143


Note 8
------
In February 2000, the Company entered into a contract to sell its manufacturing facility in Asheboro, North Carolina, along with an adjacent piece of property. In July 2000, this contract was cancelled by the purchaser as permitted under provisions in the contract.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


RESULTS OF OPERATIONS
---------------------
The following summarizes the results of operations for the Company for the third quarters and nine months ended July 29, 2000 and July 31, 1999:

                                         Third                  Nine
                                     Quarter Ended          Months Ended
                                  -------------------   -------------------
                                   July 29,  July 31,    July 29,  July 31,
                                     2000      1999        2000      1999
                                  --------- ---------   --------- ---------
Net sales                            100.0%    100.0%      100.0%    100.0%
Cost of products sold                 73.7%     73.8%       72.7%     72.4%
                                     ------    ------      ------    ------
    Gross margin                      26.3%     26.2%       27.3%     27.6%

Selling and administrative
  expenses                            32.6%     28.2%       30.4%     27.1%

Depreciation and amortization           .8%       .8%         .7%       .8%
Interest expense                       5.1%      3.8%        4.6%      3.7%
Interest and other income              (.1%)     (.2%)       (.2%)     (.7%)
                                     ------    ------      ------    ------
    Loss before income taxes
      and minority interest          (12.1%)    (6.4%)      (8.2%)    (3.3%)

Benefit from income taxes               -         -           -         -
Minority interest                       -         -           -         -
                                     ------    ------      ------    ------
    Net loss                         (12.1%)    (6.4%)      (8.2%)    (3.3%)
                                     ======    ======      ======    ======


THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999
-------------------------------------------------
NET SALES
---------
Third quarter sales in fiscal 2000 were $5,014,000, or $1,325,000 (20.9%)
less than third quarter sales in 1999.  For the nine month period ended
July 29, 2000, sales were $16,042,000, a $2,895,000 (15.3%) decrease from the comparable nine months. However, it should be noted that for nine months in fiscal 1999, the Company oversaw one of its customer's liquidation sales which accounted for $915,000 in western sales, all of which was recorded at the sale's conclusion in July 1999. Excluding the 1999 liquidation sales of $915,000, the third quarter shipments decreased $410,000 (7.6%) while year-to-date shipments have decreased $1,980,000 (11.0%) when comparing
2000 with 1999's adjusted results.

The Company's sales include sales of footwear manufactured and wholesaled by the Company and sales from the Company's retail outlets. Footwear manufactured and wholesaled by the Company, which includes branded, private label and institutional sales, comprised 90.3% of net sales in the third quarter of 2000 and 91.1% of net sales in the third quarter of 1999.
Retail sales made up the remaining net sales of 9.7% in 2000 and 8.9% in 1999. For the comparable nine month periods, manufactured footwear comprised 91.2% of net sales in 2000 and 91.6% of net sales in 1999. The remaining net sales of 8.8% in 2000 and 8.4% in 1999 were sales from retail outlets.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


NET SALES, Continued
--------------------
The decrease in net sales can be attributed to two factors. First, import penetration of 95% into the U.S. footwear market has made it easier to enter the work shoe market. This increase in low-priced imports has caused a dramatic adverse effect on the Company's work/outdoor shipments. The Company's use of imported footwear from Mexico in 2000 has helped recover some of the ground lost these past two years in the lower-priced work shoe market, but the increase has not been significant enough to offset the overall softness in the industry. The third quarter of 2000 showed a $458,000 (20.9%) decrease in work/outdoor shipments from the third quarter of 1999. Second, western sales in the third quarter of fiscal 2000 were down $757,000 (22.6%), primarily due to the aforementioned customer liquidation sale which boosted third quarter sales in 1999. Not including the impact of this liquidation sale, western shipments were actually up $158,000 (6.5%) over last year's third quarter. Increased bookings above last year's orders at five of our western shows during early 2000 should help continue this positive trend in western sales in the fall of calendar 2000.

Due to the reasons noted above, sales of branded footwear in the third quarter of 2000 were down $172,000 (5.0%) from 1999's third quarter (not including the customer liquidation sale). Including the 1999 liquidation sale of $915,000, sales were down $1,087,000 (24.9%). Branded pairs shipped were down 20,249 (25.9%) in the third quarter while year-to-date price per pair is up 4.5%.

Private label sales for the third quarter were down $246,000 (18.3%) in 2000 when compared to the same period in 1999. The decrease can be attributed to an overall weaker work/outdoor private label business. The exception was to the Company's largest customer, a major discount retailer, whose shipments increased 4.4% over last year's third quarter. Private label pairs shipped were down 5,039 (14.6%) in the third quarter of 2000 versus 1999 while year-to-date price per pair is up 7.0%.

Sales to institutional customers in the third quarter of 2000 were down $23,000 (7.4%) from the third quarter of 1999. Much of this business is solicited through a formal bidding process with governmental entities, and the results of this division are impacted by the Company's success in bidding on new business. Unfortunately, there is an increasing trend toward being underbid by import suppliers on new institutional business.

Retail sales decreased $75,000 (13.3%) from the third quarter of the prior year. The two retail outlets, one in Asheboro, NC, and one in Lancaster, PA, continued to experience increased competition from major discount retailers surrounding their locations.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


GROSS MARGIN
------------
For the third quarter of 2000 and 1999, the Company's gross margin as a percentage of sales was 26.3% and 26.2%, respectively. The Company's gross margin was 27.3% and 27.6% for the first nine months of 2000 and 1999, respectively. This slight (0.3%) decrease from the prior year is due to lower production than budgeted which has not covered the Company's fixed costs in manufacturing as well as expected. However, considering the 15.3% decrease in year-to-date revenues, manufacturing has adjusted well to maintain a gross margin very comparable to last year. The gross margin percentage continues to be impacted by competitive pressure at the retail level that requires that the Company remain competitive in the pricing and terms offered.

SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------
Selling and administrative expenses were $1,636,000 in the third quarter of 2000 as compared to $1,789,000 for the third quarter of 1999, a $153,000 (8.6%) decrease. YTD selling and administrative expenses were $4,873,000 in 2000 compared to $5,142,000 in 1999. Even though there has been a $269,000 (5.2%) reduction in the first nine months of 2000 over 1999, selling and administrative expenses as a percentage of sales have increased from 27.1% in 1999 to 30.4% in 2000 since these relatively-fixed expenses are being compared to year-to-date sales which have declined 15.3% from the previous year. Management continues to emphasize controlling costs and improving operations in the selling and administrative areas.

INTEREST EXPENSE
----------------
Interest expense for the third quarter of 2000 was $254,000, or $13,000 higher than interest expense of $241,000 for the third quarter of 1999.
This 5.4% increase in interest expense for the third quarter can be attributed to a 1.5% jump in the interest rate over last year. For the nine-month period, interest expense is $733,000 and $699,000 in 2000 and 1999, respectively. Additional interest has also been expensed this year on short-term debt to finance the purchase of land parcels adjacent to the Asheboro, NC, property currently on the market.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


DEPRECIATION AND AMORTIZATION
-----------------------------
Depreciation and amortization in the third quarter of 2000 was $41,000, or $7,000 less than the 1999 expense. Year-to-date expense is $122,000, or $21,000 less than the $143,000 recorded in 1999. The Company continues to invest in capital assets only as necessary to maintain the current level of operations. With the low level of capital expenditures made in recent years, depreciation charges on fixed assets that are becoming fully depreciated are not being replaced, resulting in lower depreciation expense.


BENEFIT FROM INCOME TAXES
-------------------------
For the first nine months of 2000 and 1999, the Company recorded no benefit from income taxes. The Company evaluated the valuation allowance recorded against its deferred income tax asset at the end of the third quarter and determined that the net deferred income tax asset was appropriately recorded at its net realizable value.


NET LOSS
--------
The Company reported losses of $607,000 and $1,319,000 for the third quarter and first nine months of fiscal 2000, respectively. For the comparable periods of 1999, the Company had a net loss of $406,000 for the third quarter and a net loss of $622,000 for the nine month period. As discussed above, the 20.9% decrease in third quarter sales and the 15.3% decrease in overall year-to-date sales have adversely affected the Company's bottom line as revenues have not completely covered the Company's fixed manufacturing, administrative, and debt service costs.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Historically, the Company has funded substantially all of its working capital and capital expenditure requirements through borrowings under its financing agreement and other indebtedness. The revolving financing agreement provides flexibility as the availability of funds fluctuates with the seasonal needs of the Company. Generally, the Company's working capital needs are highest in the fourth fiscal quarter and lowest in the first fiscal quarter. With its revolving financing agreement, the Company finances its accounts receivable and inventories, paying interest at a variable rate (prime plus 1.5%, or 11.0%, at July 29, 2000). The Company had outstanding advances of $5,782,000 at July 29, 2000 and an additional $496,000 available under the agreement. Despite the Company's increased losses over last year, cash provided by year-to-date operations is up $520,000, from $1,205,000 in 1999 to $1,725,000 in 2000. The Company continues to rely on the revolving financing agreement to provide working capital, and management anticipates that the revolving financing agreement will continue to provide the necessary liquidity to fund its daily operations.

Under the Company's financing agreement, the amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. The credit line available under the agreement is a maximum of $7,000,000. In addition, the sublimit for inventory, the maximum advances that can be taken against inventory under the revolving credit agreement, is $4,000,000. The Company signed an amendment to its credit agreement on June 23, 2000, which lowered the maximum credit line available from $8,000,000 to $7,000,000. This amendment also reduced the borrowing base on retail inventory from the previous 40% of net value to 0% using a phase-out method based on a monthly rate reduction of 10% per month from the period June 1, 2000 through September 1, 2000.

The Company must meet certain restrictive financial covenants that require the satisfaction of certain financial tests and the maintenance of certain financial ratios as defined in the agreement. At July 29, 2000, the Company was not in compliance with three interim debt covenants but expects to satisfy them if the sale of the Asheboro, NC property is consummated.
In late July 2000, the contract to sell this property was cancelled when one of the parties involved dropped out of the investment group. Immediately thereafter, the Company began negotiations with one of the remaining parties involved in the February contract. It is possible that a new contract will entered into in the near future. However, there can be no assurances that the terms of a new contract will be agreed to or that, even if another contract is entered into, a sale of the Asheboro property will be consummated.

In addition to the revolving credit facility, the financing agreement also provided a $3,000,000 term loan that was used to repay an existing mortgage note payable to a bank. At July 29, 2000, the balance of the term loan is approximately $1,169,000, and it bears interest at the bank's prime rate plus 1.5% (11.0% at July 29, 2000).

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

The Company made significant upgrades to its equipment and facilities in 1993 and 1994 but has made only minimal capital expenditures during the past six years. Because of cash flow considerations and restrictions under the financing agreement, the Company has made only capital expenditures necessary to maintain current levels of operations. Funding for capital expenditures, other than the acquisition of the Somerset, Pennsylvania facility in July 1994, has come primarily from the available balance on the financing agreement and cash from operations.

Net working capital, which consists primarily of accounts receivable and inventories less current liabilities, was $2,473,000 at July 29, 2000 and $5,225,000 at October 30, 1999. The ratio of current assets to current liabilities was 1.27 at July 29, 2000 compared to 1.41 at October 30, 1999. These calculations are based on special classification by the bank of the current portion of one long-term debt instrument.



FINANCIAL CONDITION
-------------------

ACCOUNTS RECEIVABLE
-------------------
Accounts receivable were $4,196,000 at July 29, 2000 compared to $6,471,000 at October 29, 1999, a decrease of $2,275,000. Trade receivables are historically at their highest point at the end of the fourth quarter because of the heavy sales volume related to Christmas buying by retailers. This 35.2% decrease is also related to the 15.3% decrease in year-to-date net sales and continued stronger collection efforts.

INVENTORIES
-----------
Inventories were $8,415,000 at July 29, 2000, a decrease of $795,000 (8.6%) from the inventories held at October 30, 1999 of $9,210,000. Of this decrease, approximately $517,000 is in finished goods and $294,000 is in raw materials. These were offset minimally by a $16,000 increase in work in process inventory. The Company continues to focus on improving turns in inventory and improving the efficiency of raw material procurement.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     Management's Discussion and Analysis of
             Results of Operations and Financial Condition, Continued


BORROWINGS UNDER FINANCE AGREEMENT
----------------------------------
The balance outstanding under the financing agreement was $5,782,000 at July 29, 2000 compared to $7,113,000 at October 30, 1999, a decrease of $1,331,000. This 18.7% decrease can be attributed primarily to the cash applied against the outstanding balance from collections of accounts receivable which were down $2,275,000 in the first nine months of 2000 and better management of raw material inventories.

POTENTIAL SALE OF PROPERTY
--------------------------
The Company entered into a contract on February 4, 2000 to sell all of its approximately 26 acres in prime real property in Asheboro, North Carolina. Under this contract, the purchaser had until August 2, 2000 to examine the suitability of the property for its needs. In late July 2000, this contract was cancelled when one of the parties involved dropped out of the investment group. Immediately thereafter, the Company began negotiations with one of the remaining parties involved in the February 2000 contract. It is possible that a new contract will be entered into in the near future. How-ever, there can be no assurances that the terms of a new contract will be agreed to or that, even if another contract is entered into, a sale of the Asheboro property will be consummated.

YEAR 2000 ISSUE
---------------
To date, the Company has not experienced any significant business disrup-tions related to the Year 2000 Issue. The Company incurred approximately $115,000 addressing the issue and funded the expenditures through cash flows from operations. Although the Company believes that it successfully avoided any significant disruption from the Year 2000 Issue, it will continue to monitor all critical systems for the appearance of delayed complications or disruptions, problems encountered through suppliers, customers, and other third parties with whom the Company deals.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------
Because the Company's obligations under the bank credit agreement bear interest at floating rates, the Company is sensitive to changes in pre-vailing market rates. A 10% increase or decrease in market interest rates would not have a material impact on earnings during the next fiscal year.

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
------       --------------------------------
(a)   Exhibits Filed:


      (4)(c)(16) Tenth Amendment to the Credit Agreement between B.B.
                 Walker Company and Mellon Bank, N.A., dated June 23, 2000

      (27) Financial Data Schedule for the Third Quarter ended July 29, 2000


(b)   Reports on Form 8-K:

      NONE


                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     B.B. Walker Company


     Date  September 8, 2000        KENT T. ANDERSON
           -----------------        -------------------
                                    Kent T. Anderson
                                    Chairman of the Board, Chief
                                    Executive Officer and President




     Date  September 8, 2000        CAREY M. DURHAM
           -----------------        ------------------
                                    Carey M. Durham
                                    Vice President and
                                    Chief Financial Officer