Form 10-K
period 2000-10-28
WALKER B B CO
filed 2001-02-09
CIK 104218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               ------------------------------------------------
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-K
                                   ---------
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED OCTOBER 28, 2000

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

On January 22, 2001, the aggregate market value of voting stock held by non-affiliates was approximately $1,134,870.

On January 22, 2001, 1,745,954 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders of the Company for the year ended October 28, 2000 are incorporated herein by reference in Parts II and
IV. Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 19, 2001 are incorporated by reference in
Part III.


The Exhibit Index is on Pages F-3 and F-6.

                              B.B. WALKER COMPANY
                         2000 FORM 10-K ANNUAL REPORT

                               Table of Contents


                                    PART I
                                                                     Page No.

Item 1.     Business                                                      1

Item 2.     Properties                                                    9

Item 3.     Legal Proceedings                                            10

Item 4.     Submission of Matters to a Vote of Security Holders          10

            Executive Officers of the Company                            11


                                    PART II

Item 5.     Market for the Registrant's Common Stock and
              Related Stockholder Matters                                11

Item 6.     Selected Financial Data                                      12

Item 7.     Management's Discussion and Analysis of the
              Results of Operations and Financial Condition              12

Item 8.     Financial Statements and Supplementary Data                  12

Item 9.     Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure                     12


                                    PART III

Item 10.    Directors, Executive Officers, Promoters and
              Control Persons of the Registrant                          12

Item 11.    Executive Compensation                                       13

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                             13

Item 13.    Certain Relationships and Related Transactions               13


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                        13


Exhibit Index                                                    F-3 to F-6

B.B. Walker Company
2000 Form 10-K

                                    PART I

ITEM 1.  BUSINESS

GENERAL

B.B. Walker Company, (the "Company") was incorporated in North Carolina on October 15, 1952. The Company designs, manufactures and markets complete lines of moderately-priced, value-oriented western and work/outdoor boots and shoes for men and women. The majority of the Company's products are sold under its proprietary brand names, with the remainder sold under major retailers' private labels and on contract to other footwear manufacturers.
The Company markets its product primarily to wholesale customers in the United States, but it also serves customers in Canada, Japan and Europe
The Company has one subsidiary, Bender Shoe Company ("Bender"), which is wholly-owned. Bender is located in Somerset, Pennsylvania and principally manufactures footwear with welt construction. In addition, the Company operates two retail shoe outlets which carry a wide assortment of footwear, including other footwear companies' brands, accessories, and footwear care products. The Company's business is separated into two divisions, wholesale and retail. Footwear manufactured and wholesaled by the Company, which includes branded, private label and institutional sales, comprised 91.5% of net sales in 2000, 91.6% of net sales in 1999, and 91.8% of net sales in 1998. The remaining 8.5%, 8.4%, and 8.2% of net sales in fiscal 2000, 1999, and 1998, respectively, were sales from the Company's retail outlets.

B.B. Walker Company
2000 Form 10-K

Revenues for 2000 decreased $3,740,000 (or 14.4%) from 1999. Work branded shipments were down $1,607,000 (or 18.3%), and western branded sales decreased $1,667,000 (or 12.1%). This deterioration in revenues was due primarily to a continuation of the current import penetration of over 95% of the U.S. footwear market, which has made it easier for other companies to enter the footwear market. This has resulted in a proliferation of brands full of low-priced imports adversely affecting business. Due to this increased competition, the Company has taken the following actions to preserve its position in the industry. First, the Company has decreased its workforce in fiscal 2000 by another 13% compared to a 11% cutback during the prior year. Second, following the limited success in selling footwear manufactured in Mexico during fiscal 2000, the Company will be introducing work shoes and western footwear manufactured in Spain and China, respectively, in early calendar 2001 to be more price competitive. The combined sales of the Company's two retail outlets declined $295,000 (or 13.5%) due to increased competition from major discount retailers surrounding the retail outlets.

In spite of 2000's 14.4% decrease in net sales, the gross margin as a percentage of sales decreased only 1.4% (from 28.1% in 1999 to 26.7% in 2000). This slight decrease indicates that variable manufacturing expenses were effectively controlled during the year. However, the losses from operations increased from $591,000 in 1999 to $1,449,000 in 2000, as declining revenues did not satisfactorily cover the Company's fixed manu-facturing, administrative, and debt service costs.

The Company entered into a contract on February 4, 2000 to sell all of its approximately 25 acres in prime real property in Asheboro, North Carolina. Under this contract, the purchaser had until August 2, 2000 to examine the suitability of the property for its needs. In late July 2000, this contract was cancelled when one of the parties involved dropped out of the investment group. Immediately thereafter, the Company began negotiations with other prospective buyers for the same property and entered into another contract on October 10, 2000. On November 8, 2000 (subsequent to fiscal year ended October 28, 2000), the Company sold approximately 15 acres of its real property in Asheboro, North Carolina, which includes a building that houses manufacturing operations, warehousing, corporate offices, and a retail store of the Company. Concurrent with the sale of this property, the Company signed a five-year lease agreement with the buyer to rent approximately 164,000 square feet (or 57%) of the building. The lease can be cancelled by the Company upon 90 days notice to the lessor (see discussion in Item 2 under PROPERTIES). The Company does not anticipate that this sale will cause a significant disruption in the Company's operations. After the sale, the Company retains approximately 10 adjacent acres which includes parking lots, three rental houses, and a non-related manufacturing facility which is no longer in use. The Company is in preliminary discussions with potential buyers regarding the sale of this property, but there is no assurance that the Company will sell this property.

B.B. Walker Company
2000 Form 10-K


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

For the work/outdoor customer, the Company manufactures and distributes work/outdoor footwear under its GOLDEN RETRIEVER[REGISTERED] brand. The Company offers a variety of work/outdoor styles under the GOLDEN RETRIEVER [REGISTERED] brand, including pull-on, lace-up, lined, insulated and waterproof, in a variety of heights, soles and constructions. The DURATUFF[REGISTERED] Work Boot brand, which has been well-received since being introduced in 1997, features double-cushioned insoles. In addition, the Company manufactures and markets quality boots and shoes for work and safety use under the WALKER FOOTWEAR THAT WORKS[REGISTERED] brand and the SAFETY FIRST[REGISTERED] brand.

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

B.B. WALKER COMPANY
2000 Form 10-K


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


OTHER

The Company operates two retail stores which offer the Company's branded merchandise at discount prices to retail customers. In addition to Company brands, a wide selection of other manufacturers' brands and accessories are offered to provide customers with a variety of options from which to choose. One retail store, which operates under THE FOOTFACTORY[REGISTERED] name, is located in an outlet mall in Lancaster, Pennsylvania. The second store is a factory outlet store located in the Company's Asheboro, North Carolina facility.

In addition, the Company also manufactures footwear for institutional customers, primarily prisons and correctional facilities. Styles manufactured for these customers are a basic work boot construction. Most orders for institutional customers are obtained through a competitive bidding process.


MANUFACTURING

The Company operates two manufacturing facilities, in Asheboro, North Carolina and in Somerset, Pennsylvania. As of the fourth quarter of 1998, the Asheboro plant produces only cement-constructed footwear while the Somerset plant manufactures only welt-constructed footwear. Subsequent to fiscal year ended October 28, 2000, the Company sold the land on which the Asheboro, North Carolina manufacturing plant is located (see previous discussion in Item 1 under GENERAL). Also subsequent to fiscal year-end, some of the work and western footwear processing was moved from the Asheboro plant to the Somerset plant based on planned manufacturing efficiencies. The engineer work shoe move was made in December 2000 to be followed by the ladies western boot in February 2001.

The Company traditionally has manufactured the majority of its footwear products in its own factories. In situations where it is advantageous to the Company, footwear may be outsourced to other manufacturers. These manu-facturers are generally outside of the United States which subjects the Company to the normal risks of conducting business abroad, such as political unrest, labor disturbances or expropriation. Due to some problems in receiving timely deliveries of outdoor/work shoes manufactured in Mexico during the past year, the Company discontinued ordering footwear from this third party late in fiscal 2000. The Company does plan to import footwear from Spain and China starting in early calendar 2001 (see previous discussion in Item 1 under GENERAL).

B.B. WALKER COMPANY
2000 FORM 10-K


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


SALES AND MARKETING

In July 2000, the sales department was reorganized in an effort to bolster sales and realign related administrative duties. The Company markets its products through a single sales force now directed by the Executive Vice-President - Sales and Marketing. Two regional sales managers are now accountable for planning the territory, budget, service, sales operations, and motivation of the sales staff. Territories are established by the regional sales managers using Metro Market Demographic and other statistical data. Salespersons are hired based on strengths and experience to sell and service within a territory, including development of the customer base. The Company's salespersons solicit orders within the territory to which they are assigned. Orders are submitted to the Company's credit department in Asheboro, North Carolina for acceptance or rejection based on the customer's credit history. To a lesser extent, the Company's products are also marketed by independent sales representatives, who are often engaged to develop new geographic markets for the Company. In addition, the Company developed a new website on the Internet ("BootBuy.com") in late fiscal 2000. While Internet sales did not make a significant impact during fiscal 2000, sales have increased each month since the website's inception and continued growth is expected.

The Company markets its products primarily to wholesale customers in the United States, but also provides footwear to customers in Canada, Japan and Europe. The Company has approximately 2,400 active accounts. The Company's salesmen are offered special incentives for opening new accounts. A majority of the customer base is made up of small retail chains and independent retail outlets, which have been adversely affected by the larger retail chains.
One customer accounted for approximately 12% of net sales in 2000, 1999 and 1998. Historically, the largest ten customers account for less than 30% of net sales. The Company does not feel that a single customer or group of customers comprise a significant portion of operations or exert significant influence over the Company.

B.B. WALKER COMPANY
2000 Form 10-K


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


COMPETITION

The Company operates in a highly competitive industry. Competition comes from numerous domestic manufacturers of footwear, as well as imports, particularly from China and Mexico. With the North American Free Trade Agreement ("NAFTA") and the General Agreement on Trade and Tariffs ("GATT"), foreign competition has easier access to the United States markets. The growth in footwear imports, particularly in the work/outdoor markets, has led the Company to increase its use of imports. Introduced by the Company in fiscal 1999, a line of work shoes manufactured in Mexico was offered during fiscal 2000. However, this source has been discontinued and will be replaced by a third party in Spain early in calendar 2001. At the same time, the Company will be outsourcing some of its western footwear to a manufacturer in China to meet competitive pricing (see previous discussion in Item 1 under GENERAL).

Many of the Company's competitors have greater financial, distribution, brand name recognition and marketing resources than the Company. The Company relies on product performance, styling, quality, timeliness of product delivery, and perceived product value to distinguish its products from the competition. The Company believes that, based on these factors, it maintains a strong competitive position in its current market niches. Additionally, with the use of an extensive cost accounting system, the Company maintains a tight control on the costs that go into the manufacture of its products. The Company believes this gives it the advantage of being a low cost producer and allows it to be competitive in the pricing of its products, which are medium priced in relation to the market. The Company anticipates that substantial competition will continue in the future and therefore continues to plan and develop strategies to enhance its competitive position.

B.B. WALKER COMPANY
2000 Form 10-K


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

The Company's principal raw materials are leather, rubber and composition-based heels and soles, and fiber based items, such as insoles. The Company purchases its raw materials from numerous suppliers, the majority of which are domestic. The Company is not dependent on any one supplier for raw materials. While the Company expects that supplies of raw materials will continue to be readily available as needed for the Company's operations, the price of some of the components of its products, primarily leather, has exhibited volatility in the past, and some price volatility can be anticipated in future years. The supply of leather and other raw materials was adequate in fiscal 2000.


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

B.B. WALKER COMPANY
2000 Form 10-K


BACKLOG

Backlog records are maintained based on orders for pairs of footwear, rather than in terms of dollars. The backlog fluctuates on a seasonal basis, reaching higher levels in the spring and summer months when retailers buy for fall selling. At October 28, 2000, the backlog for orders believed to be firm was 25,843 pairs, as compared to 38,989 pairs as of October 30, 1999.
One of the reasons for this backlog decrease is the general softness in the retail footwear environment, as evidenced by the 14.4% sales decrease from 1999 to 2000. The backlog at a particular time is affected by a number of factors, including seasonality and scheduled date of manufacture and delivery. Private label and export orders often have significant lead times. Therefore, a comparison of the Company's backlog from period to period may not be meaningful and may not be indicative of future sales.

Advance private label and export orders provide the Company with a stable work flow which complements orders for branded footwear. The Company attempts to ship orders for branded products from inventory as they are received. Thus, the backlog of branded products only reflects orders that were not immediately filled from inventory and does not accurately predict the mix of future sales. All orders at October 28, 2000 are expected to be filled during the current fiscal year.


INTELLECTUAL PROPERTY

The Company owns federal trademark registrations for many of its trademarks, including ABILENE[REGISTERED], SAGE[REGISTERED], GOLDEN RETRIEVER [REGISTERED], DURATUFF[REGISTERED], WALKER FOOTWEAR THAT WORKS[REGISTERED], SAFETY FIRST[REGISTERED], AIR RIDE[REGISTERED], COMFORT SYSTEM[REGISTERED], and EASY COMFORT SYSTEM[REGISTERED]. The Company's trademarks are valuable assets. Therefore, it is the policy of the Company to pursue registration of its trademarks whenever possible and to defend its trademarks from infringement. There are no patents, licenses, franchises or concessions that are material to the operations of the Company.


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

B.B. WALKER COMPANY
2000 Form 10-K


EMPLOYEES

The Company and its subsidiary employed 305 persons as of October 28, 2000, 141 at the Asheboro, North Carolina facility and 164 at the Somerset, Pennsylvania facility. Of these individuals, 218 were engaged in manufacturing and 87 in administrative, sales, and transportation functions. Substantially all of the Company's employees were employed on a full-time basis. None of the Company's employees are covered by collective bargaining agreements and the Company believes its relations with its employees are good.


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

Factors that might cause actual results to differ materially from these forward-looking statements include (1) the effects of general economic conditions, (2) the impact of competitive products and pricing in the footwear industry, (3) failure to achieve anticipated sales results,
(4) management's ability to accurately predict the effect of cost reductions,
(5) management's ability to secure the necessary financing arrangements to meet its working capital and capital expenditure requirements and (6) failure to enter into a contract for the remaining 10
10 acres of the Asheboro, North Carolina property and if entered into, the consummation of the transaction provided for therein.


ITEM 2.  PROPERTIES

As of October 28, 2000, the Company and its subsidiary utilized an aggregate of approximately 355,000 square feet of floorspace in various facilities, all of which are in service and are adequate for the operations performed. Substantially all of the Company's property, including its facilities and inventories, are insured on a replacement value basis. On November 8, 2000 (subsequent to fiscal year ended October 28, 2000), the Company sold approxi-mately 15 acres of its real property in Asheboro, North Carolina (see previous discussion in Item 1 under GENERAL).

B.B. WALKER COMPANY
2000 Form 10-K


The Company and its subsidiary, Bender Shoe Company, operate manufacturing and warehousing facilities as follows:

Asheboro, North Carolina - This location on 414 East Dixie Drive, Asheboro, North Carolina contains the manufacturing facility for footwear with cement construction, as well as the administrative offices of the Company. The Company uses 281,857 square feet of space in one building on approximately
25 acres of land. The premises are used for manufacturing, shipping, warehousing, administration, and a retail outlet store. Paved parking and truck loading areas are maintained. Subsequent to fiscal year ended October 28, 2000, the Company sold approximately 15 acres of its real property in Asheboro, North Carolina on November 8, 2000 for a cash purchase price of $2,500,000, which purchase price was determined by arms-length negotiations of the parties (see previous discussion in Item 1 under GENERAL). The sale included a building on this property in Asheboro, NC, which houses manufacturing operations, warehousing, corporate offices and a retail store of the Company. Concurrent with the sale of this property, the Company signed a five-year lease agreement with the buyer to rent approximately 164,000 square feet of the 289,000 square foot facility for $20,500 per month. Notice of an intention to terminate the lease by the Company prior to the expiration of the initial term or any renewal term must be made in writing 90 days prior to the Company's vacating the premises. At the expiration of the lease term on November 7, 2005, the Company shall have the option to extend this lease on a month-to-month basis with a 90 day notice to vacate.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

B.B. WALKER COMPANY
2000 Form 10-K


EXECUTIVE OFFICERS OF THE COMPANY

The names, ages and positions of the executive officers of the Company as of October 28, 2000 are listed below along with their business experience during at least the past five years. Officers are elected annually by the Board of Directors at the Annual Meeting of the Board of Directors convened immediately following the Annual Meeting of the Shareholders. Executive officers serve until the next annual meeting of the Directors and until their successors are elected and qualified.

    Executive Officer (Age)             Position and Office
    -----------------------             -------------------
    Kent T. Anderson (58)               Chairman (1992), President (1984) and
                                          Chief Executive Officer (1986)  (1)

    French P. Humphries (60)            Executive Vice President - Sales
                                          and Marketing (2000)  (2)

    Carey M. Durham (49)                Vice President / Chief Financial
                                          Officer (1998)  (3)

 (1)  Officer is also a director of the Company.

 (2) As of July 2000, officer was named Executive Vice President - Sales and Marketing and directs the Company's sales, marketing, and merchandising efforts. From 1995 to 2000, he served as Executive Vice President. From 1992 to 1995, he served as Vice President - Marketing. Prior to 1992, he was General Manager of the Western Division, a position he held since 1977.

 (3) Served in this position since October 1, 1998. His responsibilities include directing the Company's finance and accounting functions. On December 10, 2000, resigned as Vice President/Chief Financial Officer effective January 31, 2001. A Certified Public Accountant, he was in executive financial management in the home furnishings industry (1995-98) and injection-molded plastics manufacturing (1989-95) prior to joining the Company.


                                    PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is found under the heading "Stock Prices" on page 41 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) for the year ended October 28, 2000 and is incorporated herein by reference. The Company had 1,169 shareholders of record at January 22, 2001.

B.B. WALKER COMPANY
2000 Form 10-K


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is reported on page 28 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) under the heading "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this Item is on pages 29 through 37 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is reported on pages 1 through 38 of the Annual Report to Shareholders (included as Exhibit 13 to this filing) and is incorporated herein by reference.


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

B.B. WALKER COMPANY
2000 Form 10-K


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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this Form 10-K:

     (1) Financial Statements - The following consolidated financial statements of the Company are incorporated herein by reference to pages 4 through 27 of the Annual Report to Shareholders:

         (a) Consolidated Statements of Income (Loss) for the fiscal years ended October 28, 2000, October 30, 1999, and October 31, 1998.

         (b) Consolidated Balance Sheets at October 28, 2000 and October 30,
             1999.

         (c) Consolidated Statements of Cash Flows for the fiscal years ended October 28, 2000, October 30, 1999, and October 31, 1998.

         (d) Consolidated Statements of Shareholders' Equity for the fiscal years ended October 28, 2000, October 30, 1999, and October 31, 1998.

         (e) Notes to Consolidated Financial Statements

         (f) Report of Independent Accountants

B.B. WALKER COMPANY
2000 Form 10-K


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


(B) No reports on Form 8-K were filed by the Company during the last quarter of fiscal year ended October 28, 2000, but subsequent to fiscal 2000, Form 8-K was filed by the Company on November 21, 2000.


(C) A listing of exhibits is incorporated herein by reference to the Index to Exhibits on pages F-3 through F-6.

B.B. WALKER COMPANY
2000 Form 10-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         B.B. WALKER COMPANY (Registrant)

                                         By:  DOROTHY W. CRAVEN
                                              ---------------------
                                              Dorothy W. Craven
Date:  February 9, 2001                       Corporate Secretary
       ----------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated.

            Signature                                 Title
            ---------                                 -----

Principal Executive Officer:

KENT T. ANDERSON          2/09/2001     Chairman of the Board, Chief Executive
------------------        ---------     Officer and President
Kent T. Anderson            Date

Principal Financial and Accounting Officer:

JOYCE C. WALKER           2/09/2001     Chief Accountant
------------------        ---------
Joyce W. Walker             Date


                               BOARD OF DIRECTORS

KENT T. ANDERSON           2/09/2001          EDNA A. WALKER        2/09/2001
------------------         ---------          ----------------      ---------
Kent T. Anderson             Date             Edna A. Walker          Date
Chairman

ROBERT L. DONNELL, JR.     2/09/2001          MICHAEL C. MILLER     2/09/2001
------------------------   ---------          -------------------   ---------
Robert L. Donnell, Jr.       Date             Michael C. Miller       Date

JAMES P. McDERMOTT         2/09/2001          GEORGE M. BALL        2/09/2001
--------------------       ---------          ----------------      ---------
James P. McDermott           Date             George M. Ball          Date

B.B. WALKER COMPANY
2000 Form 10-K


                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE
                       ---------------------------------

To the Board of Directors and Shareholders of B.B. Walker Company

Our audits of the consolidated financial statements referred to in our report dated December 27, 2000 appearing on page 27 of the 2000 Annual Report to Shareholders of B.B. Walker Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(A)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP
--------------------------
PricewaterhouseCoopers LLP
Greensboro, North Carolina
December 27, 2000, except for Note 15 for which the date is February 9, 2001.

B.B. Walker Company
2000 Form 10-K


                              B.B. WALKER COMPANY               Schedule II
                                                                -----------
                       VALUATION AND QUALIFYING ACCOUNTS


                  Balance at  Charged to  Charged to
                  Beginning   Costs and     Other                  Balance at
  Description      of Year    Expenses     Accounts   Deductions  End of Year
  -----------     ----------  ----------  -----------  ----------  ----------

Allowance for Doubtful Accounts:

October 28, 2000  $ 525,000     304,000        -        334,000   $  495,000
                  ==========  ==========  ===========  =========  ===========
October 30, 1999  $ 557,000     199,000        -        231,000   $  525,000
                  ==========  ==========  ===========  =========  ===========
October 31, 1998  $ 503,000     453,000        -        399,000   $  557,000
                  ==========  ==========  ==========  ==========  ===========

B.B. WALKER COMPANY
2000 Form 10-K

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

(4)(c)(9) Fifth Amendment to the Credit Agreement       Exhibit (4)(c)(9) to
          dated July 8, 1998 between B.B. Walker        Form 10-Q for the
          and Mellon Bank, N.A.                         third quarter ended
                                                        August 1, 1998

                                                          Page Number of
Exhibit                                                  Incorporation By
Number             Description                             Reference To
-------            -----------                             ------------


(4)(c)(10)Separate Agreement with Mellon Bank           Exhibit (4)(c)(10) to
          Regarding Calculation of Financial            Form 10-Q for the
          Covenants, dated September 10, 1998           third quarter ended
                                                        August 1, 1998

(4)(c)(11)Sixth Amendment to the Credit Agreement       Exhibit (4)(c)(11) to
          dated December 29, 1998 between B.B. Walker   Form 10-K for the
          and Mellon Bank, N.A.                         fiscal year ended
                                                        October 31, 1998

(4)(c)(12)Separate Agreement with Mellon Bank           Exhibit (4)(c)(12) to
          Regarding Calculation of Financial            Form 10-K for the
          Covenants, dated December 30, 1998            fiscal year ended
                                                        October 31, 1998

(4)(c)(13)Seventh Amendment to the Credit Agreement     Exhibit (4)(c)(13) to
          dated June 30, 1999 between B.B. Walker       Form 10-K for the
          and Mellon Bank, N.A.                         third quarter ended
                                                        July 31, 1999

(4)(c)(14)Eighth Amendment to the Credit Agreement      Exhibit (4)(c)(14) to
          dated December 30, 1999 between B.B. Walker   Form 10-K for the
          and Mellon Bank, N.A.                         fiscal year ended
                                                        October 30, 1999

(4)(c)(15)Ninth Amendment to the Credit Agreement       Exhibit (4)(c)(15) to
          dated January 26, 2000 between B.B. Walker    Form 10-K for the
          and Mellon Bank, N.A.                         fiscal year ended
                                                        October 30, 1999

(4)(c)(16)Tenth Amendment to the Credit Agreement       Exhibit (4)(c)(16) to
          dated June 23, 2000 between B.B. Walker       Form 10-Q for the
          and Mellon Bank, N.A.                         third quarter ended
                                                        July 29, 2000

(4)(c)(17)Forbearance Agreement Regarding Credit        Exhibit (4)(c)(17) to
          Agreement between B.B. Walker and Mellon      Form 10-K for the
          Bank, N.A. dated September 29, 2000           fiscal year ended
                                                        October 28, 2000

(4)(c)(18)Forbearance Agreement Regarding Credit        Exhibit (4)(c)(18) to
          Agreement between B.B. Walker and Mellon      Form 10-K for the
          Bank, N.A. dated October 30, 2000             fiscal year ended
                                                        October 28, 2000


(10)(a) B.B. Walker Company Nonqualified Deferred       Exhibit (10) to
        Compensation Plan as amended, adopted           Form 10-K for the
        June 7, 1983                                    fiscal year ended
                                                        October 29, 1983

(10)(d) 1987 Incentive Stock Option Plan effective      Exhibit (10)(d) to
        February 11, 1987                               Form 10-K for the
                                                        fiscal year ended
                                                        October 29, 1988

                                                          Page Number or
Exhibit                                                  Incorporation By
Number              Description                            Reference To
------              -----------                            ------------

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

(10)(i)    Offer to Purchase and Contract Real          Exhibit (99) of
           Property located in Asheboro, North          Form 8-K filed
           Carolina, between B.B. Walker Company        November 21, 2000
           and Schwarz Properties, LLC, dated
           November 8, 2000

  (11) Computation of earnings per share amounts are explained in Note 1 to the Consolidated
       Financial Statements in the Annual Report to
       Shareholders for the fiscal year ended
       October 28, 2000, which is Exhibit 13 to this filing

  (13) Annual Report to Shareholders for the fiscal     Filed herewith as
       year ending October 28, 2000                     Exhibit (13)

  (22) Subsidiaries of the Registrant                   Filed herewith as
                                                        Exhibit (22)

  (27) Summary Financial Information Schedule           Filed herewith as
                                                        Exhibit (27)