Form 10-Q
period 2001-01-27
WALKER B B CO
filed 2001-03-13
CIK 104218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
                                   ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FIRST QUARTER ENDED JANUARY 27, 2001


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

On March 6, 2001, 1,735,114 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.


                                      Cover



                              B.B. WALKER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                (Unaudited)       (Audited)
                                                January 27,       October 28,
               Assets                              2001              2000
               ------                           -----------       -----------

Cash                                            $        1        $        1
Accounts receivable, less allowance
  for doubtful accounts of $450 in
  2001 and $495 in 2000                              3,402             5,271
Inventories                                          6,191             6,930
Prepaid expenses                                       504               550
Property held for sale                                 889               889
Deferred income tax benefit, current                    -                719
                                                   -------           -------
    Total current assets                            10,987            14,360

Property, plant and equipment, net of
  accumulated depreciation and amortization
  of $5,494 in 2001 and $6,812 in 2000                 849             1,320
Other assets                                           124               109
                                                   -------           -------
                                                $   11,960        $   15,789
                                                   =======           =======

                                                                  (Continued)
                                       1


                              B.B. WALKER COMPANY
                    CONSOLIDATED BALANCE SHEETS, Continued
                        (In thousands, except share data)


                                                (Unaudited)       (Audited)
                                                January 27,       October 28,
  Liabilities and Shareholders' Equity             2001              2000
  ------------------------------------          -----------       -----------

Borrowings under finance agreement              $    3,852        $    5,710
Current portion of long-term obligations               615             2,202
Accounts payable, trade                              2,683             3,497
Accrued salaries, wages and bonuses                    250               333
Other accounts payable and accrued liabilities         378               552
                                                   -------           -------
    Total current liabilities                        7,778            12,294
                                                   -------           -------

Long-term obligations                                1,031             1,158
Minority interests in consolidated subsidiary           31                31

Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 2001 and 2000                    83                83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,735,114 shares in 2001 and
    1,745,954 in 2000 issued and outstanding         1,735             1,746
  Capital in excess of par value                     2,706             2,712
  Retained deficit                                  (1,350)           (2,177)
  Shareholders' loans                                  (54)              (58)
                                                   -------           -------
    Total shareholders' equity                       3,120             2,306
                                                   -------           -------
                                                $   11,960        $   15,789
                                                   =======           =======


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.


                              B.B. WALKER COMPANY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                     (In thousands, except per share data)

                                                            (Unaudited)
                                                           First Quarter
                                                               Ended
                                                     ------------------------
                                                     January 27,   January 29,
                                                        2001          2000
                                                     -----------   -----------

Net sales                                            $    4,341    $    4,975
Gain on sale of property (Note 7)                         2,041            -
Interest and other income                                     7            17
                                                        -------       -------
  Total revenues                                          6,389         4,992
                                                        -------       -------

Cost of products sold                                     3,416         3,741
Selling and administrative expenses                       1,401         1,562
Depreciation and amortization                                31            40
Interest expense                                            175           244
                                                        -------       -------
  Total costs and expenses                                5,023         5,587
                                                        -------       -------
Income (loss) before income taxes and minority
  interest                                                1,366         (595)
Provision for income taxes                                  537            -
Minority interest                                            (1)           (1)
                                                        -------       -------
  Net income (loss)                                         828          (596)
                                                        -------       -------
Retained deficit, beginning of quarter                   (2,177)         (400)
Dividends on preferred stock                                 (1)           (1)
                                                        -------       -------
Retained deficit, end of quarter                     $   (1,350)   $    (997)
                                                        =======       =======

Net income (loss) per share:
  Basic                                              $      .48    $     (.34)
                                                        =======       =======
  Diluted                                            $      .47    $     (.34)
                                                        =======       =======
Weighted average common shares outstanding:
  Basic                                                   1,736         1,746
                                                        =======       =======
  Diluted                                                 1,746         1,746
                                                        =======       =======


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.


                              B.B. WALKER COMPANY
                      CONSOLIDATED CASH FLOWS STATEMENTS
                                (In thousands)
                                                            (Unaudited)
                                                           First Quarter
                                                               Ended
                                                     ------------------------
                                                     January 27,   January 29,
                                                        2001          2000
                                                     -----------   -----------
Cash Flows From Operating Activities:
  Net income (loss)                                  $      828    $     (596)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                            31            40
    Gain on sale of fixed assets                         (2,044)          (13)
    Deferred income tax benefit                             719            -
    (Increase) decrease in:
      Accounts receivable, net                            1,869         2,423
      Inventories                                           739           767
      Prepaid expenses                                       46           (10)
      Other assets                                          (15)            -
    Increase (decrease) in:
      Accounts payable, trade                              (814)         (510)
      Accrued salaries, wages and bonuses                   (83)         (186)
      Other accounts payable and accrued liabilities       (174)           46
                                                        -------       -------
  Net cash provided by operating activities               1,102         1,961
                                                        -------       -------

Cash Flows From Investing Activities:
    Proceeds from disposal of fixed assets                2,484            13
                                                        -------       -------

  Net cash provided by
    investing activities                                  2,484            13
                                                        -------       -------
Cash Flows From Financing Activities:
  Net payments  under finance agreement                  (1,858)       (1,862)
  Proceeds from issuance of long-term obligations             -            25
  Payment on long-term obligations                       (1,714)         (141)
  Repurchase of common stock                                (17)            -
  Loans to shareholders, net of repayments                    4             5
  Dividends paid on 7% cumulative preferred stock            (1)           (1)
                                                        -------       -------
  Net cash used for financing activities                 (3,586)       (1,974)
                                                        -------       -------

Net change in cash                                         -             -
Cash at beginning of year                                     1             1
                                                        -------       -------
Cash at end of quarter                               $        1    $        1
                                                        =======       =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.


                              B.B. WALKER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1
------
A summary of the Company's significant accounting policies is presented on page 9 of its 2000 Annual Report to Shareholders. Users of financial information presented for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results.

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

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The results for the first quarters ended January 27, 2001 and January 29, 2000 each include thirteen weeks of operations.



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



Note 3
------
Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments, and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. FAS 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. At January 27, 2001, the Company does not have any items of comprehensive income to report.



                              B.B. WALKER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Note 4
------
Long-term obligations consist of the following amounts (in thousands):

                                               (Unaudited)       (Audited)
                                               January 27,       October 28,
                                                  2001              2000
                                               -----------       -----------
Notes payable to banks                         $      175         $   1,802
Notes payable to governmental authorities             465               476
Promissory notes payable to shareholders            1,006             1,082
                                                  -------           -------
                                                    1,646             3,360
Less portion payable within one year                  615             2,202
                                                  -------           -------
                                               $    1,031        $    1,158
                                                  =======           =======


Note 5
------
Inventories are composed of the following amounts (in thousands):

                                               (Unaudited)       (Audited)
                                               January 27,       October 28,
                                                  2001              2000
                                               -----------       -----------

     Finished goods                            $    3,923        $    4,418
     Work in process                                  379               510
     Raw materials and supplies                     1,889             2,002
                                                  -------           -------
                                               $    6,191        $    6,930
                                                  =======           =======

Note 6
------
The Company's reportable segments are wholesale and retail sales. Whereas wholesale sales are made to major chain wholesale stores, retail stores, and governmental entities, retail sales are made directly to the public from the Company's two retail stores in Asheboro, NC, and Lancaster, PA. The segments are managed separately because each business unit requires different marketing strategies. Segment information for the first quarters of 2001 and 2000 are as follows:

                                   WHOLESALE         RETAIL            TOTAL
                                  --------------------------------------------
                                                  2001 (in 000s)
                                  --------------------------------------------
Net sales                          $ 3,979           $ 362            $ 4,341

Cost of sales                        3,214             202              3,416

Gross profit                           765             160                925

Gain on sale of property             2,041              -               2,041

Income (loss) before income taxes
 and minority interests                855             (27)               828

Depreciation and amortization           31               -                 31

                                  --------------------------------------------
                                                  2000 (in 000s)
                                  --------------------------------------------
Net sales                          $ 4,548           $ 427            $ 4,975

Cost of sales                        3,490             251              3,741

Gross profit                         1,058             176              1,234

Loss before income taxes and
  minority interest                   (568)            (28)              (596)

Depreciation and amortization           40               -                 40


Note 7
------
On November 8, 2000, the Company sold approximately 15 acres of its real property located in Asheboro, NC for a cash price of $2,500,000, which purchase price was determined by arms-length negotiations of the parties. This sale resulted in a gain of $2,041,000. The sale included a building on this property in Asheboro, NC, which houses manufacturing operations, warehousing, corporate offices and a retail store of the Company. A portion of the proceeds from this property sale was used to pay off certain note balances.

Concurrent with the sale of this property, the Company signed a five-year lease agreement with the buyer to rent the facility. This lease, as amended, calls for monthly payments of $27,500. Notice of an intention to terminate the lease by the Company prior to the expiration of the initial term or any renewal term must be made in writing ninety days prior to the Company's vacating the premises. At the expiration of the lease term on November 7, 2005, the Company shall have the option to extend this lease on a month to month basis with a ninety day notice to vacate.

Note 8
------
The Company has significant borrowings in the amount of $3,852,000 as of January 27, 2001, which are maintained under an abeyance agreement which expires on March 31, 2001. The Company is currently in discussions with two asset-based lenders to replace this financing. As of March 12, this replacement has not been accomplished. The Company's continuation as a going concern is dependent upon its ability to successfully establish the necessary financial arrangements and to comply with the terms thereof and to restore profitability to the Company. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Although no assurance can be given, management remains confident that the Company will be able to obtain the necessary financing and continue operating as a going concern.





                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------
The following summarizes the results of operations for the Company for the first quarter ended January 27, 2001 and January 29, 2000:

                                                        Three
                                                    Months Ended
                                              -------------------------
                                              January 27,   January 29,
                                                 2001          2000
                                              -----------   -----------
      Net sales                                  100.0%        100.0%
      Cost of products sold                       78.7%         75.2%
                                                -------       -------
        Gross margin                              21.3%         24.8%

      Selling and administrative expenses         32.3%         31.4%
      Depreciation and amortization                 .7%           .8%
      Interest expense                             4.0%          4.9%
      Gain on sale of property                   (47.0%)           -
      Interest and other income                    (.2%)         (.3%)
                                                -------       -------
        Income (loss) before income taxes,
          minority interest                       31.5%        (12.0%)

      Provision for income taxes                  12.4%           -
      Minority interest                             -             -
                                                -------       -------
        Net income (loss)                         19.1%        (12.0%)
                                                =======       =======

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000
-------------------------------------------------

Net Sales
---------
Net sales for the first quarter of 2001 were $4,341,000, or 12.7% lower than net sales of $4,975,000 in the first quarter of 2000. The Company's sales include sales of footwear manufactured and wholesaled by the Company and sales from the Company's retail outlets. Footwear manufactured and wholesaled by the Company, which includes branded, private label and institutional sales, comprised 91.7% of net sales in the first quarter of 2001 and 91.4% of net sales in the first quarter of 2000. The remaining 8.3% and 8.6% of net sales in 2001 and 2000, respectively, were sales from the Company's retail outlets.

The decrease in net sales can be attributed to import penetration of approximately 95% into the U.S. footwear market which has made it easier for competitors to enter the work shoe market. This increase in low-priced imports has caused a dramatic adverse effect on the Company's work/outdoor shipments.


                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


Sales of the Company's branded footwear in the first quarter of 2001 were down $439,000, or 13.0%, from 2000's first quarter because of the reasons discussed above. Branded pairs shipped were down 6,611, or 11.2%, in the first quarter while price per pair was down 2.0%. The slight decrease in price per pair can be attributed to product mix. Nearly 80.1% of the Company's branded net sales are coming from its western styles that carry a higher price per pair than its work/outdoor styles.

Private label sales in the first quarter of 2001 were down $82,000, or 8.1%, from the first quarter of 2000. The decrease can be attributed to weaker work/ outdoor private label business as discussed above. Pairs shipped were down 2,006, or 7.6%, while the price per pair was down 0.5%.

Sales to institutional customers in the first quarter of 2001 were down $19,000, or 7.4%, from the first quarter of 2000. Much of this business is solicited through a formal bidding process with governmental entities, and the results of this division are impacted by the Company's success in bidding on new business. Unfortunately, there is an increasing trend toward being underbid by import suppliers on new institutional business. In January, 2001 the Company was awarded a contract by the Defense Personnel Supply Agency for the production of 4,028 pairs of a mountain ski boot to be delivered during the second and third quarters of 2001.

Retail sales decreased $81,000, or 17.4%, from the first quarter of the prior year. The two retail outlets, one in Asheboro, NC and one in Lancaster, PA, continue to experience increased competition from major discount retailers surrounding their locations.


Gross Margin
------------

The Company's gross margin as a percentage of sales was 21.3% for the first three months of 2001 and 24.8% for the first three months of 2000. The Company's 3.5% decrease in gross margin was due primarily to the effect of January 2001's low gross margin of 14.5% in a sales month of only $1,241,000. The Company's gross margin continues to be impacted by competitive pressure at the retail level that requires the Company to remain competitive in the pricing and terms offered.


Selling and Administrative Expenses
-----------------------------------

Selling and administrative expenses were $1,401,000 for the first quarter of 2001 as compared to $1,562,000 for the first quarter of 2000, a decrease of $161,000, or 10.3%. However, these expenses increased as a percentage of net sales from 31.4% in the first quarter of 2000 to 32.3% in the first quarter of 2001.


                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


Interest Expense
----------------

Interest expense in the first quarter of 2001 was $175,000, or $69,000 lower than interest expense of $244,000 for the first quarter of 2000. This 28.3% decrease in interest expense for the three month period is attributable to a a lower average balance on outstanding loan advances under the revolving loan agreement in the first quarter due to lower sales. During the first quarter of 2001, the term loan which was a part of the bank financing agreement was paid in full with the proceeds from the property sale (see note 7) which significantly reduced the amount of interest incurred.
Other long-term debt carried lower balances in 2001 when compared to 2000, as the Company continued to amortize the debt according to each issue's respective terms.


Depreciation and Amortization
-----------------------------

Depreciation and amortization in the first quarter of 2001 was $31,000, or $9,000 less than first quarter 2000 expenses of $40,000. With minimal amounts invested in fixed assets in recent years, depreciation charges on fixed assets that are becoming fully depreciated are not being replaced, resulting in lower depreciation expense.


Provision for Income Taxes
-------------------------

For the first quarter of 2001, the Company recorded a provision for income taxes in the amount of $537,000 as a result of the property sale (see Note 7).


Net Income (Loss)
-----------------

The Company reported net income of $828,000 in the first quarter of 2001 and
a net loss of $596,000 in the first quarter of 2000.   During the first
quarter of 2001, the Company recognized a gain of $2,014,000 as a result of the property sale (see Note 7).

                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company has funded substantially all of its working capital and capital expenditure requirements through borrowings under its finance agreement and other indebtedness. The revolving finance agreement provides flexibility to the Company as the availability of funds fluctuates with the seasonal needs of the Company. Generally, the Company's working capital needs are highest in the fourth fiscal quarter and lowest in the first fiscal quarter. With its revolving finance agreement, the Company finances its accounts receivable and inventories, paying interest at a variable rate (prime plus 1.50%, or 10.5%, at January 27, 2001). The Company had outstanding advances of $3,852,000 at January 27, 2001 and an additional $503,000 available under the agreement.

During the first quarter of 2001, the Company generated $1,102,000 of cash from operations which was used to reduce the advances under the revolving finance agreement. The Company continues to rely on the revolving finance agreement to provide working capital and management anticipates that the revolving finance agreement will continue to provide the necessary liquidity to fund its daily operations going forward.

Under the Company's financing agreement with the bank, the amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. The credit line available under the agreement is a maximum of $7,000,000. In addition, the sublimit for inventory, which is the maximum advance that can be taken against inventory under the revolving credit agreement, is $4,000,000. The Company signed an amendment to its finance agreement on June 23, 2000, which lowered the maximum credit line available from $8,000,000 to $7,000,000. This amendment also reduced the borrowing base on retail inventory from the previous 40% of net value to 0% using a phase-out method completed by October 28, 2000.

In addition to the revolving credit facility, the financing agreement also provided a $3,000,000 term loan bearing interest at the bank's prime rate plus 1.50% (10.5% at January 27, 2001). During the first quarter of 2001, this loan was paid in full using the proceeds from the property sale as discussed in
Note 7.

All advances under the revolving credit facility are secured by all accounts receivable, inventories, machinery and equipment of the Company. In addition, the bank has a subordinated lien on the Somerset facilities.

The Company made only minimal capital expenditures during the past six years. The Company made significant upgrades to its equipment and facilities in 1993 and 1994. Because of cash flow considerations and restrictions under the finance agreement, the Company has only been making capital expenditures to maintain current levels of operations during the past six years. Funding for capital expenditures, other than the acquisition of the Somerset, Pennsylvania facility in July 1994, has primarily come from the available balance on the financing agreement.

Net working capital, which consists primarily of accounts receivable and inventories less current liabilities, was $3,209,000 at January 27, 2001 and $2,066,000 at October 28, 2000. The ratio of current assets to current liabilities increased to 1.41 to 1 at January 27, 2001 compared to 1.17 to 1 at October 28, 2000.

The Company is currently in discussion with two asset based lenders to replace the financing facility. As of March 12, 2001, this replacement has not been accomplished. If the Company is not able to establish a debt facility with the asset-based lender in the near future, it believes it will be able to generate necessary cash through the sale of its remaining 10 acre tract of land in Asheboro, NC to provide it additional time to establish a new debt facility. The continued viability of the Company in its present form is dependent upon, among other factors, its ability to successfully establish the necessary financial arrangements and to generate sufficient cash from operations to meet on-going obligations over a sustained period. Although no assurance can be given, management believes that the Company will be able to obtain the necessary financing to continue operating as a going concern.



                              B.B. WALKER COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION, Continued


FINANCIAL CONDITION
-------------------

Accounts Receivable
-------------------

Accounts receivable were $3,402,000 at January 27, 2001 compared to $5,271,000 at October 28, 2000, a decrease of $1,869,000. Trade receivables are historically at their highest point at the end of the fourth quarter because of the heavy sales volume related to seasonal buying by retailers. There was also a very strong collections effort in December 2000 since the balances of several large accounts with special terms were due that month.


Inventories
-----------

Inventories were $6,191,000 at January 27, 2001, a decrease of $739,000, or 10.6%, from the inventories held at October 28, 2000 of $6,930,000. Of the decrease, approximately $495,000 is in finished goods, $113,000 is in raw materials, and the remaining $131,000 is in work in process. The Company continues to focus on improving turns in inventory and improving the efficiency of raw material procurement.


Borrowings Under Finance Agreement
----------------------------------

The balance outstanding under the finance agreement was $3,852,000 at January 27, 2001 compared to $5,710,000 at October 28, 2000. The decrease can be attributed to the cash applied against the outstanding balance from the proceeds of the property sale (see Note 7) as well as collections of accounts receivable which were down $1,869,000 in the first quarter of 2001 and better management of inventories.


Sale of Property
----------------
On November 8, 2000, the Company sold approximately 15 acres of its real property located in Asheboro, NC for a cash purchase price of $2,500,000, which purchase price was determined by arms-length negotiations of the parties. The sale included a building on this property in Asheboro, NC, which houses manufacturing operations, warehousing, corporate offices and a retail store of the Company. A portion of the proceeds from this sale was used to pay off certain debt.

Concurrent with the sale of this property, the Company signed a five year lease with the buyer to rent the facility. This lease, as amended, calls for monthly payments of $27,500. Notice of an intention to terminate the lease by the Company prior to the expiration of the initial term or any renewal term must be made in writing ninety days prior to the Company's vacating the premises. At the expiration of the lease term on November 7, 2005, the Company shall have the option to extend this lease on a month to month basis with a ninety day notice to vacate.





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

Factors that might cause actual results to differ materially from these forward-looking statements include (1) the effects of general economic conditions, (2) the impact of competitive products and pricing in the footwear industry, (3) failure to achieve anticipated sales results, (4) management's ability to accurately predict the effect of cost reductions, (5) management's ability to accurately predict the adequacy of the Company's financing arrangement to meet its working capital and capital expenditure requirements, and (6) failure to enter into a contract for the remaining 10 acres of the Asheboro, NC property and if entered into, the consummation of the transaction provided for therein.


Part II.   OTHER INFORMATION
           -----------------

Item 6.    Exhibits and Reports on Form 8-K

  (a)      Exhibits Filed:

           (27) Financial Data Schedule for the first quarter ended January 27, 2001

  (b)      Reports on Form 8-K:

           YES - November 21, 2000

           Disposition of Assets




Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              B.B. WALKER COMPANY


     Date:  March 12, 2001    KENT T. ANDERSON
                              ----------------
                              Chairman of the Board, Chief
                                Executive Officer and President




     Date:  March 12, 2001    JOYCE C. WALKER
                              ---------------
                              Chief Accountant


