Form 10-Q
period 2001-05-05
WALKER B B CO
filed 2001-06-18
CIK 104218

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE SECOND QUARTER ENDED MAY 05, 2001


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
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [ ]

On June 1, 2001, 1,735,114 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                                      Cover

                       B.B. WALKER COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                (Unaudited)       (Audited)
                                                  May 05,        October 28,
               Assets                              2001             2000
               ------                           -----------      -----------
Cash                                            $        1        $        1
Accounts receivable, less allowance
  for doubtful accounts of $549 in
  2001 and $495 in 2000                              3,224             5,271
Inventories                                          5,287             6,930
Prepaid expenses                                       505               550
Property held for sale                                 889               889
Deferred income tax benefit, current                    --               719
                                                ----------        ----------
    Total current assets                             9,906            14,360

Property, plant and equipment, net of
  accumulated depreciation and amortization
  of $5,525 in 2001 and $6,812 in 2000                 818             1,320
Other assets                                           123               109
                                                ----------        ----------
                                                $   10,847        $   15,789
                                                ==========        ==========

                                                                 (Continued)

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS, Continued
                                 (In thousands)

                                                            (Unaudited)       (Audited)
                                                               May 05,       October 28,
  Liabilities and Shareholders' Equity                          2001            2000
  ------------------------------------                      -----------      -----------
Borrowings under finance agreement                            $  3,725         $  5,710
Current portion of long-term obligations                           689            2,202
Accounts payable, trade                                          2,640            3,497
Accrued salaries, wages and bonuses                                173              333
Other accounts payable and accrued liabilities                     373              552
                                                              --------         --------
    Total current liabilities                                    7,600           12,294
                                                              --------         --------
Long-term obligations                                              890            1,158
Minority interests in consolidated subsidiary                       31               31
Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 2001 and 2000                                83               83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,735,114 shares in 2001 and
      1,745,954 in 2000 issued and outstanding                   1,735            1,746
  Capital in excess of par value                                 2,706            2,712
  Retained (deficit)                                            (2,150)          (2,177)
  Shareholders' loans                                              (48)             (58)
                                                              --------         --------
    Total shareholders' equity                                   2,326            2,306
                                                              --------         --------
                                                              $ 10,847         $ 15,789
                                                              ========         ========

 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (In Thousands, Except Per Share Data)

                                                            (Unaudited)                          (Unaudited)
                                                        Second Quarter Ended                  Six Months Ended
                                                    ----------------------------         ---------------------------
                                                     May 05,          April 29,            May 05,         April 29,
                                                       2001              2000               2001              2000
                                                    ----------       -----------         ---------         ---------
Net sales                                            $   4,610         $   6,053         $   8,951         $  11,028
Gain on sale of property (Note 7)                           --                --             2,041                --
Interest and other income                                    5                11                12                28
                                                     ---------         ---------         ---------         ---------
    Total revenues                                       4,615             6,064            11,004            11,056
                                                     ---------         ---------         ---------         ---------
Cost of products sold                                    3,613             4,229             7,029             7,970
Selling and administrative expenses                      1,617             1,675             3,018             3,237
Depreciation and amortization                               31                41                62                81
Interest expense                                           152               235               327               479
                                                     ---------         ---------         ---------         ---------
    Total costs and expenses                             5,413             6,180            10,436            11,767
                                                     ---------         ---------         ---------         ---------
Income (loss) before income taxes
    and minority interest                                 (798)             (116)              568              (711)
Provision for income taxes                                  --                --               537                --
Minority interest                                           --                --                 1                 1
                                                     ---------         ---------         ---------         ---------
    Net income (loss)                                     (798)             (116)               30              (712)
Retained deficit at beginning of quarter                (1,350)             (997)           (2,177)             (400)
Dividends on preferred stock                                (2)               (2)               (3)               (3)
                                                     ---------         ---------         ---------         ---------
Retained deficit at end of quarter                   $  (2,150)        $  (1,115)        $  (2,150)        $  (1,115)
                                                     =========         =========         =========         =========
Net income (loss) per share:
      Basic                                          $    (.46)        $    (.07)        $     .02         $    (.41)
                                                     =========         =========         =========         =========
      Diluted                                        $    (.46)        $    (.07)        $     .02         $    (.41)
                                                     =========         =========         =========         =========
Weighted average common shares outstanding:
      Basic                                              1,735             1,746             1,736             1,746
                                                     =========         =========         =========         =========
      Diluted                                            1,735             1,746             1,736             1,746
                                                     =========         =========         =========         =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    (Unaudited)
                                                                     Six Months
                                                                       Ended
                                                              -------------------------
                                                               May 5,         April 29,
                                                                2001            2000
                                                              --------        ---------
Cash Flows From Operating Activities:
  Net income (loss)                                           $     30         $   (712)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                   62               81
    Gain on sale of fixed assets                                (2,044)             (17)
    Deferred income tax expense                                    719               --
    (Increase) decrease in:
     Accounts receivable, net                                    2,047            1,337
     Inventories                                                 1,643              823
     Prepaid expenses                                               45               66
     Other assets                                                  (14)               2
    Increase (decrease) in:
     Accounts payable, trade                                      (857)            (177)
     Accrued salaries, wages and bonuses                          (160)             (72)
     Other accounts payable and accrued liabilities               (179)             (50)
                                                              --------         --------
  Net cash provided by operating activities                      1,292            1,281
                                                              --------         --------
Cash Flows From Investing Activities:
  Capital expenditures                                              --               (2)
  Proceeds from disposal of fixed assets                         2,484               22
  Purchase of property held for sale                                --              (86)
                                                              --------         --------
  Net cash provided by (used in)
    investing activities                                         2,484              (66)
                                                              --------         --------
Cash Flows From Financing Activities:
  Net payments under finance agreement                          (1,985)          (1,020)
  Payment on long-term obligations                              (1,782)            (318)
  Proceeds from issuance of short-term obligations                  --               84
  Proceeds from issuance of long-term obligations                    1               33
  Repurchase of common stock                                       (17)              --
  Repayments from shareholders, net of borrowings                   10                9
  Dividends paid on 7% cumulative preferred stock                   (3)              (3)
                                                              --------         --------
  Net cash used in financing activities                         (3,776)          (1,215)
                                                              --------         --------
Net change in cash                                                  --               --
Cash at beginning of year                                            1                1
                                                              --------         --------
Cash at end of second quarter                                 $      1         $      1
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

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The results for the first six months ended May 5, 2001 includes twenty-seven weeks of operations and April 29, 2000 includes twenty-six weeks of operations. The second quarter of 2001 includes fourteen weeks of operation and the second quarter of 2000 includes thirteen weeks of operations.

Note 2

Basic earnings per share (EPS) are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. In arriving at income (loss) available to common shareholders, preferred stock dividends of $1,449 were deducted in each quarter presented. Diluted EPS reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Note 3

Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments, net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments, and unrealized gains and losses on certain investments in debt and equity securities be presented as separate components of shareholders' equity. FAS 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. At May 5, 2001 and April 29, 2000, the Company does not have any items of other comprehensive income to report.

                       B.B. WALKER COMPANY AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Note 4

Long-term obligations consist of the following amounts (in thousands):

                                               (Unaudited)        (Audited)
                                                 May 05,         October 28,
                                                  2001              2000
                                               -----------       -----------
Notes payable to banks                         $      172        $    1,802
Notes payable to governmental authorities             453               476
Promissory notes payable to shareholders              954             1,082
                                               ----------        ----------
                                                    1,579             3,360
Less portion payable within one year                  689             2,202
                                               ----------        ----------
                                               $      890        $    1,158
                                               ==========        ==========

Note 5

Inventories are composed of the following amounts (in thousands):

                                               (Unaudited)        (Audited)
                                                 May 05,         October 28,
                                                  2001               2000
                                               -----------       -----------
     Finished goods                             $   3,224         $   4,418
     Work in process                                  360               510
     Raw materials and supplies                     1,703             2,002
                                                ---------         ---------
                                                $   5,287         $   6,930
                                                =========         =========

Note 6

The Company's reportable segments are wholesale and retail sales. Whereas wholesale sales are made to major chain stores, retail stores, and governmental entities, retail sales are made directly to the public from the Company's two retail outlets in Asheboro, NC, and Lancaster, PA. The segments are managed separately because each business unit requires different marketing strategies. Segment information for the first six months of 2001 and 2000 are as follows:

                                WHOLESALE          RETAIL           TOTAL
                                --------------------------------------------
                                                 2001 (in 000s)
                                --------------------------------------------
Net sales                       $  8,265            $ 686          $  8,951

Cost of sales                      6,643              386             7,029

Gross profit                       1,622              300             1,922

Gain on sale of property           2,041                0             2,041

Income (loss) before income
  taxes and minority interests       641              (73)              568

Depreciation and amortization         62                0                62

                                  WHOLESALE          RETAIL           TOTAL
                                  --------------------------------------------
                                                   2000 (in 000s)
                                  --------------------------------------------
Net sales                         $ 10,184            $ 844          $ 11,028

Cost of sales                        7,473              497             7,970

Gross profit                         2,711              347             3,058

Income (loss) before income taxes
  and minority interests              (663)             (48)             (711)

Depreciation and amortization           81                0                81


Note 7

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

Concurrent with the sale of this property, the Company signed a five-year lease agreement with the buyer to rent the facility. This lease, as amended, calls for monthly payment of $27,500. Notice of an intention to terminate the lease by the Company prior to the expiration of the initial term or any renewal term must be made in writing ninety days prior to the Company's vacating the premises. At the expiration of the lease term on November 7, 2005, the Company shall have the option to extend this lease on a month to month basis with a ninety day notice to vacate.

Note 8

The Company has significant borrowings under the finance agreement in the amount of $3,725,000 as of May 5, 2001. The Company is currently operating under an amendment to the credit agreement which will expire on July 15, 2001. The Company is currently in discussions with asset-based lenders to replace this financing. This replacement has not been accomplished. The Company's continuation as a going concern is dependent upon its ability to successfully establish the necessary financial arrangements and to comply with the terms thereof and to restore profitability to the Company. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Although no assurance can be given, management believes that the Company will be able to obtain the necessary financing and continue operating as a going concern.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following summarizes the results of operations for the Company for the second quarter and six months ended May 5, 2001 and April 29, 2000:

                                          Second                  Six
                                       Quarter Ended          Months Ended
                                     May 5,   April 29,    May 5,   April 29,
                                      2001      2000        2001      2000
                                     ------   --------     ------   ---------
    Net sales                        100.0%    100.0%      100.0%     100.0%
    Cost of products sold             78.4%     69.9%       78.5%      72.3%
                                     -----     -----       -----      -----
      Gross margin                    21.6%     30.1%       21.5%      27.7%

    Selling and administrative
      expenses                        35.1%     27.7%       33.7%      29.4%
    Depreciation and amortization       .6%       .7%         .7%        .7%
    Interest expense                   3.3%      3.9%        3.7%       4.3%
    Gain on sale of property            --        --       (22.8)%       --
    Interest and other income          (.1)%     (.2)%       (.1)%      (.2)%
                                     -----     -----       -----      -----
      Income (loss) before income
        taxes and minority interest  (17.3)%    (2.0)%       6.3%      (6.5)%

    Provision for income taxes          --        --         6.0%        --
    Minority interest                   --        --          --         --
                                     -----     -----       -----      -----
      Net income (loss)              (17.3)%    (2.0)%        .3%      (6.5)%
                                     =====     =====       =====      =====

Net Sales

For the second quarter of 2001, the Company's net sales were $4,610,000, or $1,443,000 (23.8%) lower than net sales of $6,053,000 in the second quarter of 2000. For the six month period ended May 05, 2001, net sales were $8,951,000, a $2,077,000 (18.8%) decrease from net sales of $11,028,000 in the comparable six month period ended April 29, 2000. The Company's revenues include sales of footwear both manufactured and purchased by the Company and sales from the Company's retail outlets. Footwear wholesaled by the Company, which includes branded, private label and institutional sales, comprised 93.0% of net sales in the second quarter of 2001 and 92.5% of net sales in the second quarter of 2000. Retail sales made up the remaining net sales of 7.0% in 2001 and 7.5% in 2000. For the comparable six month periods, wholesaled footwear comprised 92.3% of net sales in 2001 and 91.7% of net sales in 2000. The remaining net sales of 7.7% in 2001 and 8.3% in 2000 were sales from the Company's retail outlets.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

The decrease in net sales can be attributed to two factors. First, our inability to purchase raw materials and run our factories during the second quarter because of cash constraints placed on the Company by our bank. Our order position remains strong and we anticipate sales returning to normal levels when the financing discussed in Note 8 is completed. Also, during late 2000, a decision was made to begin importing high end, handmade western product from Spain along with a line of mid-priced footwear from China. These new introductions have been well received in the marketplace and should translate into increased sales in the fall of calendar 2001. Second, import penetration of approximately 95% into the U.S. footwear market has made it easier for competitors to enter the work shoe market. This increase in low-priced imports has caused a dramatic adverse effect on the Company's work/outdoor shipments.

Sales of the Company's branded footwear in the second quarter of 2001 were down $961,000, or 21.8%, from 2000's second quarter because of the reasons discussed above. Branded pairs shipped were down 13,054, or 17.0%, in the second quarter while price per pair was down 5.8%.

Private label sales in the second quarter of 2001 were down $334,000, or 31.0%, from the second quarter of 2000. The decrease can be attributed to an overall weaker work/outdoor private label business. Pairs shipped were down 9,107, or 31.5% while price per pair was up .7%. This segment of our business has also been dramatically affected by imported footwear. In the second quarter, we made a decision to begin phasing out our business with a major discount retailer due to our inability to pass along needed price increases.

Sales to institutional customers in the second quarter of 2001 were down $172,000, or 47.0%, from the second quarter of 2000. Much of this business is solicited through a formal bidding process with governmental entities, and the results of this division are impacted by the Company's success in bidding on new business. Unfortunately, there is an increasing trend toward being underbid by import suppliers on new institutional business. In January 2001, the Company was awarded a contract by the Defense Personnel Supply Agency for the production of 6,000 pairs per year for the next three years of a mountain ski boot. The first order for 4,680 pairs is scheduled to be delivered during the last half of this fiscal 2001.

Retail sales decreased $108,000, or 23.9%, from the second quarter of the prior year. The two retail outlets, one in Asheboro, NC and one in Lancaster, PA, continue to experience increased competition from major discount retailers surrounding their locations.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Gross Margin

For the second quarter of 2001 and 2000, the gross margin was 21.6% and 30.1%, respectively. The Company's gross margin was 21.5% and 27.7% for the first six months of 2001 and 2000, respectively. This 6.2% decrease from the prior year is due to lower production than budgeted which has not covered the Company's fixed costs in manufacturing as well as expected. The gross margin percentage continues to be impacted by competitive pressure at the retail level which requires that the Company remain competitive in the pricing and terms offered.

Selling and Administrative Expenses

Selling and administrative expenses were $1,617,000 for the second quarter of 2001 as compared to $1,675,000 for the second quarter of 2000, a decrease of $58,000. Year-to-date expenses for 2001 and 2000 are $3,018,000 and $3,237,000 respectively. Even though there has been a $219,000 reduction in the first six months of 2001 over 2000, selling and administrative expenses as a percentage of sales have increased from 29.4% in 2000 to 33.7% in 2001 since these relatively-fixed expenses are being compared to year-to-date sales which have declined 18.8% from the previous year. Management continues to emphasize cost control and operational efficiency in the selling and administrative areas.

Interest Expense

Interest expense in the second quarter of 2001 was $152,000, or $83,000 lower than interest expense of $235,000 for the second quarter of 2000. This 35.3% decrease in interest expense for the second quarter can be attributed to a lower average balance on outstanding loan advances under the revolving loan agreement in the second quarter due to lower sales. Also, during the first quarter of 2001, the term loan which was a part of the bank financing agreement was paid in full with the proceeds from the property sale (see note 7) which significantly reduced the amount of interest incurred. Other long-term debt carried lower balances in 2001 when compared to 2000, as the Company continued to amortize the debt according to each issue's respective terms.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Depreciation and Amortization

Depreciation and amortization in the second quarter of 2001 was $31,000, or $10,000 less than 2000 expenses of $41,000. With minimal amounts invested in fixed assets in recent years, depreciation charges on fixed assets that are becoming fully depreciated are not being replaced, resulting in lower depreciation expense.

Benefit from Income Taxes

For the second quarter of both 2001 and 2000, the Company recorded no bene- fit from income taxes. The Company evaluated the valuation allowance reserved against its deferred income tax asset at the end of the second quarter and determined that the net deferred income tax asset was appropriately recorded at its net realizable value.

Net Income (Loss)

The Company reported a loss of $798,000 in the second quarter of 2001 compared to a $116,000 loss in the second quarter of 2000. As discussed above, the 23.8% decrease in net sales from the second quarter of 2000 has adversely affected gross margins as lower production than budgeted has not covered the Company's fixed manufacturing costs.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded substantially all of its working capital and capital expenditure requirements through borrowings under its financing agreement and other indebtedness. The revolving financing agreement provides flexibility to the Company as the availability of funds fluctuates with the seasonal needs of the Company. Generally, the Company's working capital needs are highest in the fourth fiscal quarter and lowest in the first fiscal quarter. With its revolving financing agreement, the Company finances its accounts receivable and inventories, paying interest at a variable rate (prime plus 3.50%, or 11.0%, at May 5, 2001). The Company had outstanding advances of $3,725,000 at May 5, 2001. The Company continues to rely on the revolving financing agreement to provide working capital. The revolving financing agreement as it is currently structured does not provide the necessary liquidity to fund its daily operations going forward.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Under the Company's financing agreement with the bank, the amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. The Company signed the eleventh amendment to the financing agreement on March 30, 2001 which lowered the credit line available under the agreement to $5,000,000 and extended the maturity date to May 31, 2001. This amendment also reduced the borrowing base on raw materials from the previous 50% to a net value of 0% using a phase-out method completed by May 31, 2001. On May 31, 2001, the Company signed the twelfth amendment to the credit agreement which lowered the credit line available under the agreement to $4,000,000 and extended to due date to July 15, 2001.

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

Net working capital, which consists primarily of accounts receivable and inventories less current liabilities, was $2,306,000 at May 5, 2001 and $2,066,000 at October 28, 2000. The ratio of current assets to current liabilities was 1.30 to 1 at May 5, 2001 compared to 1.17 to 1 at October 28, 2000.

The Company is currently in discussion with an asset based lender to replace the financing facility. This replacement has not been accomplished. The continued viability of the Company in its present form is dependent upon, among other factors, its ability to successfully establish the necessary financing arrangements and to generate sufficient cash from operations to meet on-going obligations over a sustained period. Although, no assurance can be given, management believes that the Company will be able to obtain the necessary financing to continue operating as a going concern.

                       B.B. WALKER COMPANY AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


FINANCIAL CONDITION

Accounts Receivable

Accounts receivable were $3,224,000 at May 5, 2001 compared to $5,271,000 at October 28, 2000. Trade receivables are historically at their highest point at the end of the fiscal year because of the heavy sales volume related to seasonal buying by retailers. This 38.8% decrease in accounts receivable is also related to the 18.8% decrease in year-to-date net sales and continued stronger collection efforts since a new credit manager took over this department in mid-February 2000.

Inventories

Inventories were $5,287,000 at May 5, 2001, a decrease of $1,643,000, or 23.7%, from the inventories of $6,930,000 held at October 28, 2000. Of this decrease, approximately $1,194,000 is finished goods and $299,000 is raw materials. Work in process inventory is also down $150,000. The major decreases in inventories were caused by the cash constraints placed on the Company by our bank resulting in our plants not being able to run at full capacity.


Borrowings under Finance Agreements

The balance outstanding under the financing agreement was $3,725,000 at May 5, 2001 as compared to $5,710,000 at October 28, 2000, a decrease of $1,985,000, or 34.8%. The decrease can be attributed to the cash applied against the outstanding balance from collections of accounts receivable which were down $2,047,000 in the first six months of 2001 and lower inventories.

Sale of Property

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

Early in the second quarter, the company signed an Offer to Purchase with a local developer for the sale of its remaining 10 acre tract of land in Asheboro, NC. The company expects this transaction to be concluded prior to the end of its third fiscal quarter.

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

Factors that might cause actual results to differ materially from these forward-looking statements include (1) the effects of general economic conditions, (2) the impact of competitive products and pricing in the footwear industry, (3) failure to achieve anticipated sales results, (4) management's ability to accurately predict the effect of cost reductions, (5) failure to establish financing arrangements with a new lender and, management's ability to accurately predict the adequacy of the Company's financing arrangement to meet its working capital and capital expenditure requirements, and (6) failure to consummate the sale of the remaining 10 acres of its Asheboro, North Carolina property.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company's obligations under the bank credit agreement bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. A 10% increase or decrease in market interest rates would not have a material impact on earnings during the next fiscal year.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities:
         NONE

Item 4. Submission of Matters to a Vote of Security Holders: The Fiftieth Annual Meeting of the Shareholders of the Company was held on Monday, March 19, 2001, as set forth in the Notice of Annual Meeting of Shareholders dated and mailed on February 26, 2001. Of the 1,735,114 shares of common stock issued and outstanding on the record date, 1,300,739 shares or 74.9% of the common stock outstanding were represented in person or by proxy at the meeting. For the issues presented to the shareholders for their consideration, the results were as follows:

         1 - The Board of Directors, in accord with the By-laws, established the number of Directors at six. The shareholders elected the six persons nominated by them in the proxy statement mailed February 26, 2001. All director nominees had served as directors during the prior year and all were elected by the shareholders. There were no other nominations for director presented at the meeting. The six nominees were elected with results as follows:

                                Shares    Shares     Shares Marked
      Director                    For     Against  Withhold Authority
      --------                 ---------  -------  ------------------
      Kent Anderson            1,146,682     --         154,057
      George M. Ball           1,287,926     --          12,813
      Robert L. Donnell, Jr.   1,287,823     --          12,916
      James P. McDermott       1,287,926     --          12,813
      Michael C. Miller        1,294,633     --           6,106
      Edna A. Walker           1,295,436     --           5,303


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits Filed:

                  (4)(c)(19)Eleventh Amendment to the Credit Agreement dated March 30, 2001 between B. B. Walker and Mellon Bank.

                  (4)(c)(20)Twelfth Amendment to the Credit Agreement dated May 31, 2001 between B. B. Walker and Mellon Bank

         (b)      Reports on Form 8-K:
                  NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      B.B. Walker Company

   Date  June 18, 2001                KENT T. ANDERSON
         -------------                --------------------------------
                                      Chairman of the Board, Chief
                                      Executive Officer and President


   Date  June 18, 2001                JOYCE C. WALKER
         -------------                --------------------------------
                                      Chief Accountant