Form 10-Q
period 2001-08-04
WALKER B B CO
filed 2001-09-18
CIK 104218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THIRD QUARTER ENDED AUGUST 04, 2001


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

On September 10, 2001, 1,735,114 shares of the Registrant's voting common stock with a par value of $1.00 per share were outstanding.

                                    Cover

                      B.B. WALKER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                (Unaudited)       (Audited)
                                                  Aug 04,        October 28,
               Assets                              2001             2000
               ------                           -----------      -----------
Cash                                            $        1        $        1
Accounts receivable, less allowance
  for doubtful accounts of $590 in
  2001 and $495 in 2000                              1,458             5,271
Inventories                                          4,545             6,930
Prepaid expenses                                       441               550
Property held for sale                                  -                889
Deferred income tax benefit, current                    -                719
                                                   -------           -------
    Total current assets                             6,445            14,360

Property, plant and equipment, net of
  accumulated depreciation and amortization
  of $5,548 in 2001 and $6,812 in 2000                 603             1,320
Other assets                                            48               109
                                                   -------           -------
                                                $    7,096        $   15,789
                                                   =======           =======
                                                                 (Continued)
                                       1

                      B.B. WALKER COMPANY AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS, Continued
                                (In thousands)

                                                (Unaudited)       (Audited)
                                                  Aug 04,        October 28,
  Liabilities and Shareholders' Equity             2001             2000
  ------------------------------------          -----------      -----------
Borrowings under finance agreement              $    1,640       $    5,710
Current portion of long-term obligations               760            2,202
Accounts payable, trade                              2,674            3,497
Accrued salaries, wages and bonuses                     85              333
Other accounts payable and accrued liabilities         319              552
                                                   -------          -------
    Total current liabilities                        5,478           12,294
                                                   -------          -------
Long-term obligations                                  804            1,158
Minority interests in consolidated subsidiary           31               31
Shareholders' equity:
  7% cumulative preferred stock, $100 par value,
    1,150 shares authorized, 828 shares issued
    and outstanding in 2001 and 2000                    83               83
  Common stock, $1 par value, 6,000,000 shares
    authorized, 1,735,114 shares in 2001 and
      1,745,954 in 2000 issued and outstanding       1,735            1,746
  Capital in excess of par value                     2,706            2,712
  Retained (deficit)                                (3,697)          (2,177)
  Shareholders' loans                                  (44)             (58)
                                                   -------          -------
    Total shareholders' equity                         783            2,306
                                                   -------          -------
                                                $    7,096        $  15,789
                                                   =======          =======

 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                       2
                       B.B. WALKER COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (In Thousands, Except Per Share Data)

                                                           (Unaudited)
(Unaudited)
                                                       Third Quarter Ended
Nine Months Ended
                                                    --------------------------
--------------------------
                                                     Aug 04,         July 29,
Aug 04,        July 29,
                                                      2001             2000
2001           2000
                                                    -----------    -----------
-----------    -----------
Net sales                                           $    1,922     $    5,014
$   10,873     $   16,042
Gain (loss) on sale of property (Note 7)                   (98)             -
1,943              -
Interest and other income                                    4              5
16             33
                                                    -----------    -----------
-----------    -----------
    Total revenues                                       1,828          5,019
12,832         16,075
                                                    -----------    -----------
-----------    -----------
Cost of products sold                                    1,897          3,694
8,926         11,664
Selling and administrative expenses                      1,344          1,636
4,362          4,873
Depreciation and amortization                               29             41
91            122
Interest expense                                           103            254
430            733
                                                    -----------    -----------
-----------    -----------
    Total costs and expenses                             3,373          5,625
13,809         17,392
                                                    -----------    -----------
-----------    -----------
Loss before income taxes
    and minority interest                              (1,545)          (606)
(977)        (1,317)
Provision for income taxes                                  -              -
537              -
Minority interest                                           1              1
2              2
                                                    -----------    -----------
-----------    -----------
    Net loss                                         (1,546)          (607)
(1,516)        (1,319)
Retained deficit at beginning of quarter               (2,150)        (1,115)
(2,177)          (400)
Dividends on preferred stock                               (1)            (1)
(4)            (4)
                                                    -----------    -----------
-----------    -----------
Retained deficit at end of quarter                  $  (3,697)    $   (1,723)
$   (3,697)    $   (1,723)
                                                    ===========    ===========
===========    ===========
Net loss per share:

      Basic                                         $    (.89)    $     (.35)
$    (.88)    $     (.76)
                                                    ===========    ===========
===========    ===========
      Diluted                                       $    (.89)    $     (.35)
$    (.88)    $     (.76)
                                                    ===========    ===========
===========    ===========

Weighted average common shares outstanding:

      Basic                                             1,736          1,746
1,736         1,746
                                                    ===========    ===========
===========    ===========
      Diluted                                           1,736          1,746
1,736         1,746
                                                    ===========    ===========
===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      B.B. WALKER COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                           (Unaudited)
                                                           Nine Months
                                                              Ended
                                                    -----------------------
                                                       Aug 4,      July 29,
                                                        2001         2000
                                                    -----------  ----------
Cash Flows From Operating Activities:
  Net loss                                          $   (1,516)   $  (1,319)
  Adjustments to reconcile net (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                           91          122
    Gain on sale of property and equipment              (1,946)         (18)
    Deferred income tax expense                            719            -
    (Increase) decrease in:
     Accounts receivable, net                            3,813        2,275
     Inventories                                         2,385          795
     Prepaid expenses                                      109          (55)
     Other assets                                           61            2
    Increase (decrease) in:
     Accounts payable, trade                              (823)         116
     Accrued salaries, wages and bonuses                  (248)        (181)
     Other accounts payable and accrued liabilities       (233)         (12)
                                                       --------     -------
  Net cash provided by operating activities              2,412        1,725
                                                       --------     -------
Cash Flows From Investing Activities:
  Capital expenditures                                       -           (6)
  Proceeds from disposal of fixed assets                 2,644           23
  Sale (purchase) of property held for sale                817          (86)
                                                       --------    --------
  Net cash provided by (used in)
    investing activities                                 3,458          (69)
                                                       --------    --------
Cash Flows From Financing Activities:
  Net payments under finance agreement                  (4,070)      (1,331)
  Payment on long-term obligations                      (1,798)        (457)
  Proceeds from issuance of short-term obligations           -           84
  Proceeds from issuance of long-term obligations            2           39
  Repurchase of common stock                               (17)           -
  Repayments from shareholders, net of borrowings           14           13
  Dividends paid on 7% cumulative preferred stock           (4)          (4)
                                                       --------    --------
  Net cash used in financing activities                 (5,873)      (1,656)
                                                       --------    --------

Net change in cash                                           -           -
Cash at beginning of year                                    1            1
                                                       --------     -------
Cash at end of third quarter                           $     1     $      1
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

The Company's operations are reported on a fifty-two, fifty-three week fiscal year that ends on the Saturday closest to October 31. The results for the first nine months ended August 4, 2001 includes forty weeks of operations and July 29, 2000 includes thirty-nine weeks of operations.
The third quarters of 2001 and 2000 each include thirteen weeks of operations.

Note 2
------
Basic earnings per share (EPS) are computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding for the period. In arriving at loss available to common shareholders, preferred stock dividends of $1,449 were deducted in each quarter presented. Diluted EPS reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Note 3
------
Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments, net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments, and unrealized gains and losses on certain invest-ments in debt and equity securities be presented as separate components of shareholders' equity. SFAS 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. At August 4, 2001 and July 29, 2000, the Company does not have any items of other comprehensive income to report.

                      B.B. WALKER COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Note 4
------
Long-term obligations consist of the following amounts (in thousands):

                                               (Unaudited)        (Audited)
                                                 Aug 04,         October 28,
                                                  2001              2000
                                               -----------       ----------
Notes payable to banks                         $      168        $   1,802
Notes payable to governmental authorities             442              476
Promissory notes payable to shareholders              954            1,082
                                                  -------          -------
                                                    1,564            3,360
Less portion payable within one year                  760            2,202
                                                  -------          -------
                                               $      804        $   1,158
                                                  =======          =======

Note 5
------
Inventories are composed of the following amounts (in thousands):

                                               (Unaudited)        (Audited)
                                                 Aug. 04,        October 28,
                                                  2001              2000
                                               -----------       -----------
     Finished goods                            $    2,546        $    4,418
     Work in process                                  424               510
     Raw materials and supplies                     1,575             2,002
                                                  -------           -------
                                               $    4,545        $    6,930
                                                  =======           =======

Note 6
------
The Company's reportable segments are wholesale and retail sales. Whereas wholesale sales are made to major chain stores, retail stores, and governmental entities, retail sales are made directly to the public from the Company's two retail outlets in Asheboro, NC, and Lancaster, PA. The segments are managed separately because each business unit requires different marketing strategies. Segment information for the first nine months of 2001 and 2000 are as follows:

                                 WHOLESALE          RETAIL           TOTAL
                               ---------------------------------------------
                                                 2001 (in 000s)
                               ---------------------------------------------
Net sales                       $  9,877            $ 996          $ 10,873

Cost of sales                      8,374              552             8,926

Gross profit                       1,503              444             1,947

Gain on sale of property           1,943                0             1,943

Loss before income taxes and
  minority interests                (865)            (112)             (977)

Depreciation and amortization         91                0                91


                                 WHOLESALE          RETAIL           TOTAL
                               ---------------------------------------------
                                                 2000 (in 000s)
                               ---------------------------------------------
Net sales                       $ 14,749          $ 1,293          $ 16,042

Cost of sales                     10,903              761            11,664

Gross profit                       3,846              532             4,378

Loss before income taxes and
  minority interests              (1,248)             (69)           (1,317)

Depreciation and amortization        122                0               122


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

On July 18, 2001, the Company sold approximately 10 acres of real property located in Asheboro, NC to Schwarz Properties, LLC for a cash purchase price $990,000, which purchase price was determined by arms-length negotiations of parties.

This property included parking lots, three rental houses, and a non-related manufacturing facility which is no longer in use. This property was not a part of the daily operations of the Company.

Note 8
------
The Company has significant borrowings under the finance agreement in the amount of $1,640,000 as of August 4, 2001. Under the Company's financing agreement with the bank, the amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. At August 4, 2001, the amount available was $1,722,000, of which $82,000 was unused. The Company is currently operating under an amendment to the credit agreement which will expire on October 15, 2001.
The Company is in violation of certain covenants of the amended credit Agreement. The Company is currently in discussions with asset-based lenders to replace this financing. This replacement has not been accomplished. The Company's continuation as a going concern is dependent upon its ability to successfully establish the necessary financial arrangements and to comply with the terms thereof and to restore profitability to the Company. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Although no assurance can be given, management believes that the Company will be able to obtain the necessary financing and continue operating as a going concern.



                      B.B. WALKER COMPANY AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------
The following summarizes the results of operations for the Company for the third quarter and nine months ended August 4, 2001 and July 29, 2000:

                                         Third                 Nine
                                      Quarter Ended         Months Ended
                                     Aug. 4,  July 29,     Aug. 4,  July 29,
                                      2001      2000        2001      2000
                                    --------- --------    --------- --------
    Net sales                        100.0%    100.0%      100.0%    100.0%
    Cost of products sold             98.7%     73.7%       82.1%     72.7%
                                     -------   -------     -------   -------
      Gross margin                     1.3%     26.3%       17.9%     27.3%

    Selling and administrative
      expenses                        69.9%     32.6%       40.1%     30.4%
    Depreciation and amortization      1.5%       .8%         .8%       .7%
    Interest expense                   5.4%      5.1%        4.0%      4.6%
    Gain (loss)on sale of property     5.1%        -       (17.9%)       -
    Interest and other income          (.2%)     (.1%)       (.1%)     (.2%)
                                     -------   -------     -------   -------
      Loss before income taxes and
        minority interest            (80.4%)   (12.1%)      (9.0%)    (8.2%)

    Provision for income taxes          -         -          4.9%       -
    Minority interest                   -         -           -         -
                                     -------   -------     -------   -------
      Net loss                       (80.4%)   (12.1%)     (13.9%)    (8.2%)
                                     =======   =======     =======   =======

Net Sales
---------
For the third quarter of 2001, the Company's net sales were $1,922,000, or $3,092,000 (61.7%) lower than net sales of $5,014,000 in the third quarter of 2000. For the nine month period ended August 04, 2001, net sales were $10,873,000, a $5,169,000 (32.2%) decrease from net sales of $16,042,000 in the comparable nine months period ended July 29, 2000. The Company's revenues include sales of footwear both manufactured and purchased by the Company and sales from the Company's retail outlets. Footwear wholesaled by the Company, which includes branded, private label and institutional sales, comprised 83.9% of net sales in the third quarter of 2001 and 91.0% of net sales in the third quarter of 2000. Retail sales made up the remaining net sales of 16.1% in 2001 and 9.0% in 2000. For the comparable nine month periods, wholesaled footwear comprised 90.8% of net sales in 2001 and 91.9% of net sales in 2000. The remaining net sales of 9.2% in 2001 and 8.1% in 2000 were sales from the Company's retail outlets.

                      B.B. WALKER COMPANY AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

The decrease in net sales can be attributed to two factors. First, our inability to purchase raw materials and run our factories because of cash constraints placed on the Company by our bank during the first nine months of this fiscal year. However, late in the third quarter an agreement was reached with our bank permitting the sale of additional property as discussed in Note 7 which provided needed cash to purchase raw materials and resume production in our factories. Our order position remains strong and we anticipate shipments will exceed previous fourth quarter levels. Also, during late 2000, a decision was made to begin importing high end, handmade western product from Spain along with a line of mid-priced footwear from China. These new introductions have been well received in the marketplace and should translate into increased sales in the fall of calendar 2001. Second, import penetration in excess of 96% into the U.S. footwear market has made it easier for competitors to enter the work shoe market. This increase in low-priced imports has caused a dramatic adverse effect on the Company's work/outdoor shipments.

Sales of the Company's branded footwear in the third quarter of 2001 were down $1,955,000, or 59.7%, from 2000's third quarter because of the reasons discussed above. Branded pairs shipped were down 32,002, or 55.3%, in the third quarter while price per pair was down 9.9%.

Private label sales in the third quarter of 2001 were down $894,000, or 81.2%, from the third quarter of 2000. The decrease can be attributed to an overall weaker work/outdoor private label business. Pairs shipped were down 24,342, or 82.7% while price per pair was up 8.9%. This segment of our business has also been dramatically affected by imported footwear. In the second quarter, we made a decision to begin phasing out our business with a major discount retailer due to our inability to pass along needed price increases.

Sales to institutional customers in the third quarter of 2001 were down $163,000, or 56.8%, from the third quarter of 2000. Much of this business is solicited through a formal bidding process with governmental entities, and the results of this division are impacted by the Company's success in bidding on new business. Unfortunately, there is an increasing trend toward being underbid by import suppliers on new institutional business.
In January 2001, the Company was awarded a contract by the Defense Personnel Supply Agency for the production of 6,000 pairs per year for the next three years of a mountain ski boot. The first order for 4,680 pairs is now in production and scheduled to be completed prior to the end of the calendar year.

Retail sales decreased $160,000, or 32.9%, from the third quarter of the prior year. The two retail outlets, one in Asheboro, NC and one in Lancaster, PA, continue to experience increased competition from major discount retailers surrounding their locations.

                      B.B. WALKER COMPANY AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Gross Margin
------------
For the third quarter of 2001 and 2000, the gross margin was 1.3% and 26.3%, respectively. The Company's gross margin was 17.9% and 27.3% for the first nine months of 2001 and 2000, respectively. This 9.4% decrease from the prior year is due to high manufacturing variances created by our inability to run our plants at capacity. We expect to be running at full capacity by the end of the fourth quarter which will result in our margins improving considerably. In addition, we have eliminated some of our private label sales to concentrate on more profitable branded sales which will result in improved margins in the fourth quarter. The gross margin percentage continues to be impacted by competitive pressure at the retail level which requires that the Company remain competitive in the pricing and terms offered.

Selling and Administrative Expenses
-----------------------------------
Selling and administrative expenses were $1,344,000 for the third quarter of 2001 as compared to $1,636,000 for the third quarter of 2000, a decrease of $292,000. Year-to-date expenses for 2001 and 2000 are $4,362,000 and $4,873,000, respectively. Even though there has been a $511,000 reduction in the first nine months of 2001 over 2000, selling and administrative expenses as a percentage of sales have increased from 30.4% in 2000 to 40.1% in 2001 since these relatively-fixed expenses are being compared to year-to-date sales which have declined 32.2% from the previous year. Management continues to emphasize cost control and operational efficiency in the selling and administrative areas.

Interest Expense
----------------
Interest expense in the third quarter of 2001 was $103,000, or $151,000 lower than interest expense of $254,000 for the third quarter of 2000.
This 59.4% decrease in interest expense for the third quarter can be attributed to a lower average balance on outstanding loan advances under the revolving loan agreement in the third quarter due to lower sales. Also, during the first quarter of 2001, the term loan which was a part of the bank financing agreement was paid in full with the proceeds from the property sale (see note 7) which significantly reduced the amount of interest incurred. Other long-term debt carried lower balances in 2001 when compared to 2000, as the Company continued to amortize the debt according to each issue's respective terms.

                      B.B. WALKER COMPANY AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Depreciation and Amortization
-----------------------------
Depreciation and amortization in the third quarter of 2001 was $29,000, or $12,000 less than 2000 expenses of $41,000. With minimal amounts invested in fixed assets in recent years, depreciation charges on fixed assets that are becoming fully depreciated are not being replaced, resulting in lower depreciation expense.

Benefit from Income Taxes
-------------------------
For the third quarter of both 2001 and 2000, the Company recorded no benefit from income taxes. The Company evaluated the valuation allowance reserved against its deferred income tax asset at the end of the third quarter and determined that the net deferred income tax asset was appropriately recorded at its net realizable value.

Net Loss
-----------------
The Company reported a loss of $1,546,000 in the third quarter of 2001 compared to a $607,000 loss in the third quarter of 2000. As discussed above, the 61.7% decrease in net sales from the third quarter of 2001 has adversely affected gross margins as lower production than budgeted has not covered the Company's fixed manufacturing costs.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Historically, the Company has funded substantially all of its working capital and capital expenditure requirements through borrowings under its financing agreement and other indebtedness. The revolving financing agree-ment provides flexibility to the Company as the availability of funds fluctuates with the seasonal needs of the Company. Generally, the Company's working capital needs are highest in the fourth fiscal quarter and lowest in the first fiscal quarter. With its revolving financing agreement, the Company finances its accounts receivable and inventories, paying interest at a variable rate (prime plus 3.50%, or 10.25%, at Aug 4, 2001). The
Company had outstanding advances of $1,640,000 at Aug 4, 2001. The Company continues to rely on the revolving financing agreement to provide working capital.


                      B.B. WALKER COMPANY AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued

Under the Company's financing agreement with the bank, the amount available to be drawn is determined by a formula based on certain percentages of eligible accounts receivable and inventories. At August 4, 2001, the amount available was $1,722,000, of which $82,000 was unused. The Company signed the eleventh amendment to the financing agreement on March 30, 2001 which lowered the credit line available under the agreement to $5,000,000 and extended the maturity date to May 31, 2001. This amendment also reduced the borrowing base on raw materials from the previous 50% to a net value of 0% using a phase-out method completed by May 31, 2001. On May 31, 2001, the Company signed the twelfth amendment to the credit agreement which lowered the credit line available under the agreement to $4,000,000 and extended the due date to July 15, 2001. On July 16, 2001, the Company signed the Thirteenth Amendment to the Credit Agreement which increased the credit line available under the agreement to $5,000,000 and extended the due date to October 15, 2001.

In addition to the revolving credit facility, the financing agreement also provided a $3,000,000 term loan bearing interest at the bank's prime rate plus 1.50%(10.5% at January 27, 2001). During the first quarter of 2001, this loan was paid in full using the proceeds from the property sale as discussed in Note 7.

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

Net working capital, which consists primarily of accounts receivable and inventories less current liabilities, was $967,000 at Aug 4, 2001 and $2,066,000 at October 28, 2000. The ratio of current assets to current liabilities was 1.18 to 1 at Aug 4, 2001 compared to 1.17 to 1 at October 28, 2000.

The Company is currently in discussion with asset based lenders to replace the financing facility or renew with the current lender. This renewal or replacement has not been accomplished. The continued viability of the Company in its present form is dependent upon, among other factors, its ability to successfully establish the necessary financing arrangements and to generate sufficient cash from operations to meet on-going obligations over a sustained period. Although, no assurance can be given, management believes that the Company will be able to obtain the necessary financing to continue operating as a going concern.

                      B.B. WALKER COMPANY AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, Continued


FINANCIAL CONDITION
-------------------

Accounts Receivable
-------------------
Accounts receivable were $1,458,000 at Aug 4, 2001 compared to $5,271,000 at October 28, 2000. Trade receivables are historically at their highest point at the end of the fiscal year because of the heavy sales volume related to seasonal buying by retailers. This 72.3% decrease in accounts receivable is also related to the 32.2% decrease in year-to-date net sales.


Inventories
-----------
Inventories were $4,545,000 at Aug 4, 2001, a decrease of $2,385,000, or 34.4%, from the inventories of $6,930,000 held at October 28, 2000. Of this decrease, approximately $1,872,000 is finished goods and $427,000 is raw materials. Work in process inventory is also down $86,000. The major decreases in inventories were caused by the cash constraints placed on the Company by our bank resulting in our plants not being able to run at full capacity. As previously mentioned, late in the third quarter an agreement was reach with our bank and our plants have resumed production. We do not anticipate dramatic changes in our inventory levels during the fourth quarter as our order position is strong and we are entering our busiest selling season.


Borrowings under Finance Agreements
-----------------------------------
The balance outstanding under the financing agreement was $1,640,000 at Aug 4, 2001 as compared to $5,710,000 at October 28, 2000, a decrease of $4,070,000, or 71.3%. The decrease can be attributed to the cash applied against the outstanding balance from the property sales in the first and third quarters, collections from accounts receivable, lower inventories and loan agreement modifications.

Sale of Properties
----------------
On November 8, 2000, the Company sold approximately 15 acres of its real property located in Asheboro, NC for a cash purchase price of $2,500,000, which purchase price was determined by arms-length negotiations of the parties. The sale included a building on this property in Asheboro, NC, which houses manufacturing operations, warehousing, corporate offices and a retail store of the Company. A portion of the proceeds from this sale was used to pay off certain debt.

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

On July 18, 2001, the Company sold approximately 10 acres of its real property located in Asheboro, NC to Schwarz Properties, LLC for a cash purchase price of $990,000, which purchase price was determined by arms length negotiations with the parties.

This property included parking lots, three rental houses, and a non-related manufacturing facility which was no longer in use. This property was not a part of the daily operations of the Company.

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

Factors that might cause actual results to differ materially from these forward-looking statements include (1) the effects of general economic conditions, (2) the impact of competitive products and pricing in the footwear industry, (3) failure to achieve anticipated sales results,
(4) management's ability to accurately predict the effect of cost reductions, (5) failure to establish financing arrangements with a new lender or renew the agreement with the current lender and,(6) management's ability to accurately predict the adequacy of the Company's financing arrangement to meet its working capital and capital expenditure requirements.

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

PART II.  OTHER INFORMATION
---------------------------
Item 2.  Changes in Securities:
         NONE




Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits Filed:

               (4)(c)(21)Thirteenth Amendment to the Credit Agreement dated July 16, 2001 between B. B. Walker Company and Michigan National Bank, as successor in interest to Mellon Bank, N.A., LaSalle Business Credit, Inc., Its Agent


         (b)  Reports on Form 8-K:
              Yes - Sale of property

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      B.B. Walker Company

   Date September 17, 2001            S/KENT T. ANDERSON---
                                      Chairman of the Board, Chief
                                      Executive Officer and President


   Date September 17, 2001            S/JOYCE C. WALKER
                                      Chief Accountant


